Form 10QSB
period 1999-06-30
CITIZENS CAPITAL CORP
filed 1999-10-08
CIK 925535

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________to_____________.

Commission  file  number:  0-24344

                             Citizens Capital Corp.
           (Name of Small Business Issuer as specified in its charter)

                Texas                                     75-2368452
     (State or other jurisdiction                        (IRS Employer
     of incorporation organization)                    Identification No.)


   8214 Westchester, Suite 500, Dallas, Texas 75225* Mailing Address: P. O. Box
                           670406, Dallas, Texas 75367
                    (Address of principal executive offices)

         Issuer's telephone number, including area code:  (972) 960-2643

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [ ]         No  [x]

Number of shares outstanding of the issuer's common stock as of August 10, 1999:
40,500,000  shares  of  common  stock,  no  par  value.

Transitional  Small  Business  Disclosure  Format:

                             Yes  [ ]         No  [x]

                              INDEX TO FORM 10-QSB

                                                            Page No.
                                                            --------
PART I
             Item 1.  Financial Statements                         4


             Item 2.  Management's Discussion and Analysis         7
             of Financial Condition

 PART II

             Item 1.  Legal Proceedings                            8

             Item 2.  Changes in Securities                        8

             Item 3.  Defaults Upon Senior Securities              9

             Item 4.  Submission of Matters to a Vote of           9
                            Securities Holders

             Item 5.   Other Information                          10

             Item 6.   Exhibits and Reports on Form 8-K           10

                          PART I-FINANCIAL INFORMATION

The balance sheet as of June 30, 1999; statements of operations; statement of cash flows for the second quarter ended June 30, 1999 and 1998 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 1999 and results of operations for the second quarter ended June 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim unaudited financial statements should be read in conjunction with the Company's audited annual financial statements for the years ended December 31, 1998 and 1997 located in the Company's Form 10-SB registration statement filed with the Securities and Exchange Commission on March 19, 1999.


     INDEX TO FINANCIAL STATEMENTS

                                                         Page No.
                                                         --------
             Consolidated Balance Sheets                        4

             Consolidated Statements of Operations              5

             Consolidated Statements of Cash Flows              6

             Notes to Consolidated Financial Statements         6

Item  1.  Financial  Statements


                              CITIZENS CAPITAL CORP.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                 For the Six Months Ended June 30, 1999 and 1998
                 AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                                  JUNE 30, 1999
                                    (Unaudited)

                                      ASSETS
                                      ------

CURRENT  ASSET  -
Cash                                                                $      3,350

OFFICE EQUIPMENT, net of accumulated depreciation of $3,338                  222

INTANGIBLE ASSETS, net                                                       350
                                                                    -------------

Total assets                                                        $      3,922
                                                                    =============

                        LIABILITIES AND STOCKHOLDER'S EQUITY
                        -------------------------------------

CURRENT LIABILITIES -
Accounts payable                                                    $      1,750

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized;
   1,000,000 shares issued and outstanding                             1,000,000
Common stock, no par value, 100,000,000 shares authorized;
   40,500,000 shares issued and outstanding ($.01 stated value)          405,000
Additional paid-in capital                                            48,795,009
Note receivable from ESOP                                            (50,100,000)
Deficit accumulated during the development stage                         (97,837)
                                                                    -------------
Total stockholders' equity                                                 2,172
                                                                    -------------

Total liabilities and stockholders' equity                          $      3,922
                                                                    =============

                               CITIZENS CAPITAL CORP.
                           (a development stage company)

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the SIX Months Ended June 30, 1999 and 1998
                  AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                                   JUNE 30, 1999
                                    (Unaudited)


                                         SIX Months Ended June 30,    Period from
                                        --------------------------  March 12, 1991 to
                                            1999          1998       JUNE 30, 1999
                                        ------------  ------------  ---------------
SALES                                   $         0   $       438   $          438

COST OF SALES                                     0           275              275
                                        ------------  ------------  ---------------
                                                  0           163              163

GENERAL AND ADMINISTRATIVE EXPENSES           5,556         4,379           98,000
                                        ------------  ------------  ---------------

NET LOSS                                $    (5,556)  $    (4,216)  $      (97,837)
                                        ============  ============  ===============

NET LOSS PER SHARE (BASIC AND DILUTED)  $        --   $        --

Weighted Average Shares                  40,500,000    22,500,000
                                        ============  ============

                                 CITIZENS CAPITAL CORP.
                             (a development stage company)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the SIX Months Ended June 30, 1999 and 1998
                    AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                                     JUNE 30, 1999
                                      (Unaudited)


                                                      six months
                                                     Ended June 30,       Period from
                                                   ------------------  March 12, 1991 to
                                                     1999      1998     June 30,  1999
                                                   --------  --------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(5,556)  $(4,216)  $       (97,837)
                                                                       ================
Adjustments to reconcile net loss to cash used by
   operating activities:
Expenses paid by stockholder                         3,693     3,048            79,684
Depreciation and amortization                           98       168             3,388
Increase in accounts payable                           750     1,000             1,750
                                                   --------  --------  ----------------
Net cash used by operating activities               (1,015)        -           (13,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment                             -         -            (3,560)
Payment for intangible assets                            -         -              (250)
                                                   --------  --------  ----------------
Net cash used by investing activities                    -         -            (3,810)

CASH FLOWS FROM FINANCING ACTIVITIES -
Sale of stock and contribution by stockholder        3,350       865            20,175
                                                   --------  --------  ----------------

NET INCREASE (DECREASE) IN CASH                      2,335       865             3,350

CASH, beginning of period                            1,015       150             1,015
                                                   --------  --------  ----------------

CASH, end of period                                $ 3,350   $ 1,015             4,365
                                                   ========  ========  ================

                             Citizens Capital Corp.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Unaudited  Information
--------------------------

See notes to the Company's audited financial statements included in the Company's Form 10-SB registration statement filed with the Securities and Exchange Commission on March 19, 1999.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Citizens Capital Corp. (the "Company") is a development stage, acquisition oriented, holding company whose objectives are to acquire and/or develop operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Company's plans contemplate operating and taking acquisition initiatives in the following three market segments: 1) residential mortgage loan marketing, commercial and residential real estate investment and development; 2) news print publishing and 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries: Landrush Realty Corporation ("Landrush"); Media Force Sports & Entertainment, Inc. ("Media Force"); and SCOR Brands, Inc. ("SCOR"). Operations since inception have primarily included expenditures related to development of the Company's planned business ventures.

                              Results of Operations

Six  Months  Ended  June  30,  1999

REVENUES. Revenue of $0 for the second quarter of 1999 compares to $438 for the second quarter of 1998. For the second quarter end 1999 and 1998 respectively, the Company's products and services were not fully introduced into their respective markets. Revenue for the second quarter ended June 30, 1998 consist entirely of products offered by the Company's SCOR Brands unit. Moreover, for the same period ended June 30, 1999, the Company's revenue decreased due to a change in its operational strategy. While very competitive, the Company believes that the markets for each of its products and services remain strong. In order to facilitate the entry of its initial products and services into their respective markets, the Company elected to implement a strategy of purchasing revenue streams through the acquisition of those certain operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

While the Company's revenue for the comparative period reported reflects a decrease, the Company believes that its strategy of seeking to purchase revenue streams through the merger and acquisition process will allow the Company to leverage any assets acquired, gain greater access to capital and thereby expedite revenue growth for each of its business segments.

In addition to introducing its own products and services into their respective markets, the Company intends to utilize the remainder of its 1999 fiscal year focusing on identifying, evaluating and pursuing suitable merger and/or the acquisition of those operating, revenue producing entities which offer products and/or services similar to, or the same as, those proposed by the Company. The Company continues in direct contact with various companies who may be suitable acquisition candidates for the Company. Moreover, the Company maintains ongoing relationship with investment banks and business intermediaries who represent companies operating in various industries who are seeking to be acquired.

GROSS PROFIT. Gross profit of $0 for the second quarter of 1999 compares to $163 , or 37.2 percent of revenues, for the second quarter of 1998. The reduction of gross profit in the current quarter is attributable to the lack of revenue generated in the second quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses of $5,556 for the second quarter of 1999 compares to $4,379 for the second quarter of 1998. The increase in selling, general and administrative expenses reflects an increase in the cost associated with the Company's ongoing identification, evaluation and pursuit of suitable acquisition candidates. As the Company intensifies its efforts for the remainder of its 1999 fiscal year, the Company expects that cost associated with the Company's ongoing identification, evaluation and pursuit of suitable acquisition candidates will increase.

OTHER INCOME (EXPENSES). The Company did not generate any other items of income or expense for the second quarter of 1999 nor the second quarter of 1998.

NET INCOME (LOSS). A net loss of $5,556 on revenue of $0 for the second quarter of 1999 compares to a net loss of $4,216 on revenue of $438 for the second quarter of 1998.

Liquidity  And  Capital  Resources

To continue its plan of operation for the remainder of its 1999 fiscal year, the Company expects to undertake capital obligations in order to market, distribute and expand the products and/or services proposed by its Landrush Realty Corporation (Landrush); Media Force Sports & Entertainment Inc. (Media Force) and SCOR Brands Inc. (SCOR) subsidiaries.

The Company expects to undertake initial capital obligations of $220,000 to hire executive management and general administration personnel for itself. Subsequently, the Company expects to incur additional capital obligations of $290,000 to hire management, general administration, marketing and sales personnel for each of Landrush; Media Force and SCOR. In order to fund the continuance of its operations, the Company expects to undertake working capital obligations of $100,000 for itself and $100,000 each for Landrush; Media Force and SCOR.

The Company expects to expand the products and services proposed to be offered by Landrush; Media Force and SCOR primarily by acquiring those existing, income producing operating entities that offer products and services similar to, or the same as, those offered by Landrush; Media Force and SCOR. To facilitate its growth and expansion plans for Landrush; Media Force and SCOR, the Company intends to obtain loans from affiliates of the Company in the amounts of $415,000; $750,000 and $400,000 respectively for each of its three subsidiaries.

Plan  of  Operation

The Company's plan of operation for the remainder of its 1999 fiscal year is to:
(1) introduce into the consumer marketplace the products and/or services proposed by its three subsidiaries: Landrush, Media Force and SCOR and (2) continue to identify, evaluate and pursue suitable merger and/or acquisition of those operating, income producing entities which offer products and/or services similar to, or the same as, those proposed by the Company.

                            PART II-OTHER INFORMATION


Item  1.  Legal  Proceedings

None

Item  2.  Changes  in  Securities

The Company has 100,000 class A warrants outstanding as of June 30, 1999. Each one (1) warrant gives the holder thereof the entitlement to purchase from, the Company, ten (10) shares of the Company's common stock at $0.01 per share. 1,000,000 shares of the Company's class A common stock are subject to issuance from the exercise of said 100,000 class A warrants outstanding.

Said warrants have a perpetual life until that time in which the common stock of the Company is registered for public sale with the Securities and Exchange Commission pursuant to the Securities Act of 1933 ("Act") or the Exchange Act of 1934 ("Exchange Act"). After such time that the Company's registration statement for the public sale of its Common Stock becomes effective, the warrants herein offered shall no longer have a perpetual life. Instead, said warrants shall have a life of 30 days. Said 30 days shall commence and take effect and be counted from the date that the Company's registration statement for the public sale of its common stock becomes effective under the ("Act") or ("Exchange Act") unless such time period is extended or waived by a vote of the Company's Board of Directors.

In order to forestall the immediate further dilution of its common stock outstanding, the board of directors, at a special meeting held on June 6, 1999, resolved to waive the requirement that holders of its class A warrants exercise said warrants no more than 30 days from the date that the Company's registration statement for the public sale of its common stock becomes effective pursuant to ("Exchange Act"). As a result, the Company's class A warrants retain their perpetual life and may be exercised at the discretion of class A warrants holders at any time.

Item  3.  Defaults  upon  Senior  Securities

None

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders.

None

Item  5.  Other  Information

None

Item  6.  Exhibits  and  Reports  on  Form  8-K

None

                                  EXHIBIT INDEX

                         SEE "EXHIBIT INDEX" ON PAGE 11

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 1999


                                        By:
                                        ----------------------------
                                        Chief  Executive  Officer


                                        By:  /s/  Billy  D.  Hawkins
                                        ----------------------------
                                             Chief Executive Officer

Citizens  Capital  Corp.
------------------------
      (Registrant)

                                  EXHIBIT INDEX


Exhibit No                             Description
----------     --------------------------------------------------------------

27.1           Financial Data Schedule for the Six Months Ended June 30, 1999

27.2           Financial Data Schedule for the Six Months Ended June 30, 1998