Form 10QSB
period 1999-09-30
CITIZENS CAPITAL CORP
filed 1999-10-12
CIK 925535

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to__________.

Commission  file  number:  0-24344
CIK  number:  0000925535

                             Citizens Capital Corp.
           (Name of Small Business Issuer as specified in its charter)

                 Texas                                75-2368452
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

                          Yes  [x]           No  [ ]

Number of shares outstanding of the issuer's common stock as of October 8, 1999:
40,500,000  shares  of  common  stock,  no  par  value.

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

                          PART I-FINANCIAL INFORMATION

The balance sheet as of September 30, 1999; statements of operations; statement of cash flows for the third quarter ended September 30, 1999 and 1998 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 1999 and results of operations for the third quarter ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim unaudited financial statements should be read in conjunction with the Company's audited annual financial statements for the years ended December 31, 1998 and 1997 located in the Company's Form 10-SB registration statement filed with the Securities and Exchange Commission on March 19, 1999.


     INDEX TO FINANCIAL STATEMENTS

                                                             Page No.
                                                             --------

     Consolidated Balance Sheets                                 5

     Consolidated Statements of Operations                       6

     Consolidated Statements of Cash Flows                       7

     Notes to Consolidated Financial Statements                  7


Item  1.  Financial  Statements

                              CITIZENS CAPITAL CORP.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

              For the Three Months Ended September 30, 1999 and 1998
                 AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                                SEPTEMBER 30, 1999
                                   (Unaudited)

                                      ASSETS
                                      ------

CURRENT ASSET -
  Cash                                                              $      4,600

OFFICE EQUIPMENT, net of accumulated depreciation of $3,338                  222

INTANGIBLE ASSETS, net                                                       350
                                                                    -------------

        Total assets                                                $      5,172
                                                                    =============

                       LIABILITIES AND STOCKHOLDER'S EQUITY
                       ------------------------------------

CURRENT LIABILITIES -
  Accounts payable                                                  $      2,320

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 stated value, 5,000,000 shares authorized;
     1,000,000 shares issued and outstanding                           1,000,000
  Common stock, no par value, 100,000,000 shares authorized;
     40,500,000 shares issued and outstanding ($.01 stated value)        405,000
     Additional paid-in capital                                       48,798,359
     Note receivable from ESOP                                       (50,100,000)
     Deficit accumulated during the development stage                   (100,507)
                                                                    -------------
        Total stockholders' equity                                         2,852
                                                                    -------------

        Total liabilities and stockholders' equity                  $      5,172
                                                                    =============

                             CITIZENS CAPITAL CORP.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             For the THREE Months Ended September 30, 1999 and 1998
                AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                               SEPTEMBER 30, 1999
                                   (Unaudited)


                                            THREE Months Ended      Period from
                                        --------------------------   March 12,
                                               September 30,          1991 to
                                        --------------------------   SEPTEMBER
                                            1999          1998       30, 1999
                                        ------------  ------------  -----------
SALES                                   $         0   $         0   $      438

COST OF SALES                                     0             0          275
                                        ------------  ------------  -----------
                                                  0             0          163

GENERAL AND ADMINISTRATIVE EXPENSES           2,670         2,331      100,670
                                        ------------  ------------  -----------

NET LOSS                                $    (2,670)  $    (2,331)  $ (100,507)
                                        ============  ============  ===========

NET LOSS PER SHARE (BASIC AND DILUTED)  $        --   $        --

Weighted Average Shares                  40,500,000    22,500,000
                                        ============  ============

                                   CITIZENS CAPITAL CORP.
                                (a development stage company)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the THREE Months Ended September 30, 1999 and 1998
                      AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                                     SEPTEMBER 30, 1999
                                         (Unaudited)


                                                   three months Ended
                                                      September 30,         Period  from
                                                   ------------------    March 12, 1991 to
                                                     1999      1998     September 30,  1999
                                                   --------  --------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(2,670)  $(2,331)  $           (100,507)
                                                                       =====================
    Adjustments to reconcile net loss to cash
    used byoperating activities:
       Expenses paid by stockholder                  2,002     1,163                 81,784
       Depreciation and amortization                    98       168                  3,486
       Increase in accounts payable                    570     1,000                  2,320
                                                   --------  --------  ---------------------
          Net cash used by operating activities          -         -                (12,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of office equipment                           -         -                 (3,560)
  Payment for intangible assets                          -         -                   (250)
                                                   --------  --------  ---------------------
          Net cash used by investing activities          -         -                 (3,810)

CASH FLOWS FROM FINANCING ACTIVITIES -
  Sale of stock and contribution by stockholder      1,250       865                 23,662
                                                   --------  --------  ---------------------

NET INCREASE (DECREASE) IN CASH                      1,250       865                  6,935

CASH, beginning of period                            3,350       150                  1,015
                                                   --------  --------  ---------------------

CASH, end of period                                $ 4,600   $ 1,015                  7,950
                                                   ========  ========  =====================

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

                              Results of Operations

Three  Months  Ended  September  30,  1999

REVENUES. Revenue of $0 for the third quarter of 1999 compares to $0 for the third quarter of 1998. For the third quarter end 1999 and 1998 respectively, the Company's products and services were not introduced into their respective markets. As such, the Company generated no revenue for this period. While very competitive, the Company believes that the markets for each of its products and services remain strong. In order to facilitate the entry of its initial products and services into their respective markets, the Company has implemented a strategy of purchasing revenue streams through the acquisition of those certain operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

While the Company did not generate revenue for the comparative periods reported, the Company believes that its strategy of pursuing the purchase of revenue streams through the merger and acquisition process will allow the Company to leverage those assets which may be acquired while maximizing use of the public capital markets.

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

GROSS PROFIT. Gross profit of $0 for the third quarter of 1999 compares to $0 for the third quarter of 1998. The lack of gross profit for the comparative periods is attributable to a the lack of revenue and cost of revenue for said periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses of $2,670 for the third quarter of 1999 compares to $2,331 for the third quarter of 1998. The increase in selling, general and administrative expenses reflects a slight increase in the cost associated with the Company's ongoing identification, evaluation and pursuit of suitable acquisition candidates. As the Company intensifies its efforts for the remainder of its 1999 fiscal year, the Company expects that cost associated with the Company's ongoing identification, evaluation and pursuit of suitable acquisition candidates will increase.

OTHER INCOME (EXPENSES). The Company did not generate any other items of income or expense for the third quarter of 1999 nor the third quarter of 1998.

NET INCOME (LOSS). A net loss of $2,670 on revenue of $0 for the third quarter of 1999 compares to a net loss of $2,331 on revenue of $0 for the third quarter of 1998. The net loss reported by the Company for the attributable periods is due to a lack of revenue generated while administrative expenses remained constant.

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

None

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

Date:  October  8,  1999


                                       By:
                                            -------------------------
                                            Chief  Executive  Officer


                                       By:  /s/  Billy  D.  Hawkins
                                            -------------------------
                                            Chief Executive Officer

Citizens  Capital  Corp.
-----------------------
      (Registrant)

                 EXHIBIT INDEX



Exhibit No  Description              Page No.
----------  -----------------------  --------
      27.1  Financial Data Schedule        12
      27.2  Financial Data Schedule        13