Form 10KSB
period 1999-12-31
CITIZENS CAPITAL CORP
filed 2000-03-30
CIK 925535

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB
 (Mark  One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[ ]   Transition  report  pursuant  to  section  13  or 15(d) of the  Securities
Exchange  Act  of  1934  for  the  transition  period  from  _______________  to
_______________.

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

        Securities to be registered pursuant to Section 12(b) of the Act:

                                      None
        Securities to be registered pursuant to Section 12(g) of the Act:

                          Class A; no par; common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    [x]           No    [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
Form  10-KSB.   [  ]

The  issuers  revenues  for  the fiscal year ended December 31, 1999 were $0.00.

The aggregate market value of the voting common equity held by non-affiliates of the registrant on March 1, 2000, based on the closing bid price of the common stock on the NASD Over-the-Counter Bulletin Board on that date was $2,960.

Indicated below is the number of shares outstanding of each class of the issuer's common stock as of March 1, 2000: 40,500,000 shares of common stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
None of the following documents are hereby incorporated by reference into Part I, Part II or Part III of Form 10-KSB herein: (1) annual report to security holders; (2) proxy or information statement; or (3) any prospectus filed pursuant to Rule 424(b) or (c ) of the Securities Act of 1933 ("Securities Act").

Transitional  Small  Business  Disclosure  Format:
                         Yes    [  ]           No   [x]

                             CITIZENS CAPITAL CORP.

                   INDEX TO THE DECEMBER 31, 1999 FORM 10-KSB



                                                                                    Page No.
                                                                                    --------

                                      PART I

Item. 1    Description of Business                                                        3

Item 2.    Description of Property                                                       10

Item 3.    Legal Proceedings                                                             10

Item 4.    Submission of Matters to a Vote of Security Holders                           11

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters         11

Item 6.    Management's Discussion and Analysis                                          12

Item 7.    Financial Statements                                                          13

Item 8.   Changes in and Disagreements with Accountants on Accounting and                22

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance       22

Item 10. Executive Compensation                                                          24

Item 11. Security Ownership of Certain Beneficial Owners and Management                  25

Item 12. Certain Relationships and Related Transactions                                  27

Item 13. Exhibits, List and Reports on Form 8-K                                          28

                                     PART I

Item  1.  Business

                                     General

Citizens Capital Corp. (the "Company" ) is a development stage holding company which seeks to acquire and/or develop those operating entities, assets and/or marketing rights which may provide the Company with an entrance into new market segments or serve as a complimentary addition to existing operations, assets, products or services.

Through its three 97% owned subsidiaries: Landrush Realty Corporation ("Landrush"); Media Force Sports & Entertainment Inc. ("Media Force"); and SCOR Brands Inc. ("SCOR"), the Company's plans contemplate operating in the following three segments: 1) home equity loan marketing; commercial and residential real estate investment and development; 2) publishing and 3) the design, marketing and distribution of branded athletic shoes and apparel respectively. Operations since inception have primarily included expenditures related to the organization of the Company's proposed business ventures and the prototype development of its branded products and services. Unless otherwise noted, references to the Company relate to Citizens Capital Corp. and its subsidiaries Landrush; Media Force and SCOR, collectively.

The Company was incorporated under the laws of the State of Texas on March 12, 1991 as Let Us, IncThe Company's articles of incorporation were amended in the State of Texas on March 30, 1992 changing the issuer's corporate name from Let Us, Inc. to Citizens Capital Corp

For the purpose of entering into the home equity loan market segment; the Company organized a subsidiary, Landrush Realty Corporation on August 15, 1995. Also on August 15, 1995, the Company sold the trademarks and exclusive marketing rights to two of its residential home equity brands, The Texas Home Equity ReFund(R) and The Cash-Out Mortgage ReFinancer(R) to Landrush in exchange for 19,000,000 shares of Landrush common stock. On June 13,1997, the Company sold the trademark and exclusive marketing rights to its third residential home equity brand: The Home Equity Cashier(R) to Landrush in exchange for 333,334 shares of Landrush common stock.

For the purpose of entering into the print media market segment, the Company organized a subsidiary, Media Force Sports & Entertainment Inc. on June 13, 1997. Also on June 13, 1997, the Company sold the trademark, publishing and exclusive marketing rights to its Black Financial~News print publication to Media Force in exchange for 19,333,334 shares of Media Force common stock.

For the purpose of entering into the athletic shoe and apparel market segment, the Company organized a subsidiary, SCOR Brands Inc. on June 13, 1997. On November 20, 1997, the Company sold the trademark and exclusive marketing rights to its SCOR(R) brand athletic shoe and apparel logo to SCOR in exchange for 19,333,334 shares of SCOR common stock.

     Product  and  Research  Development

The Company funds research and development activities as required to accomplish its product research and development goals.

During its 1999 fiscal year, the Company did not undertake any material level of expenditures for product research or development.

During its 1999 fiscal year, the Company's Landrush subsidiary furthered its research related to its contemplated residential and commercial real estate development ventures. Landrush has completed development of its Home Equity Cashier(R) and Cash-Out Mortgage(R) branded home equity mortgage products. During fiscal year 2000, Landrush intends to initiate marketing campaigns for both the Equity Cashier(R) and Cash-Out Mortgage(R) branded products.

During its 1999 fiscal year, the Company's Media Force subsidiary did not undertake any material level of product development cost. Media Force has completed the development of its Black~Financial News(R) publication. During fiscal year 2000, Media Force intends to initiate a marketing campaign in conjunction with the initial publishing of its Black~Financial News(R) publication.

During its 1999 fiscal year, the Company's SCOR subsidiary did not undertake any material level of product development cost. SCOR has completed the initial development of its SCOR(R) brand line of basketball, golf, running and casual shoes. During the second quarter of fiscal year 2000, SCOR intends to complete the production of product samples for its initial basketball, golf and running lines intended for market introduction during fiscal year 2000.

     Acquisition  of  Plant  and  Equipment

During fiscal year 1999, neither the Company nor any of its subsidiaries acquired any plant or equipment.

     Change  in  Numbers  of  Employees

During fiscal year 1999, there was no change in the number of employees employed by the Company or any of its subsidiaries. During fiscal year 2000, the Company and its subsidiaries anticipates that it may have a material change in the number of employees that are required to manage and support the planning, administrative, finance and accounting, marketing, sales and the day to day operational aspects of: 1) its current development stage operations or 2) any operating entity which may be merged with the Company or its subsidiaries.

Financial  Information  About  Industry  Segments

The Company is a development stage company and to date has had no material revenues nor assets. The Company intends to operate in the three industry segments identified under "Business" above.

Narrative  Description  of  Business

     Principal  Products  Produced  and  Services  Rendered

The Company, through its Landrush; Media Force; and SCOR subsidiaries intends to offer products and/or services in each of the following three market segments:

1) home equity loan marketing; commercial and residential real estate investment and development.
2)  news  publishing.
3)  the  design,  marketing  and  distribution  of  branded  athletic  shoes.

The principal products intended to be offered by Landrush are: The Cash-Out Mortgage ReFinancer(R) and The Home Equity Cashier(R) home equity loan products. Landrush owns the registered trademarks and has the exclusive marketing and distribution rights to each of the products.

The principal consumer for each of the two products are residential homeowners whose home market value exceeds the remaining mortgage balance on their home. The difference between a home's market value and the mortgage loan balance owed on the home represents the homeowner's equity in their property. By obtaining a new mortgage at a value which approximates a percentage of the home's current market value, a homeowner may utilize the cash proceeds from a newly issued mortgage to pay off their existing mortgage loan balance. The residual cash balance remaining after the homeowner pays off of their existing mortgage loan balance represents the homeowner's home equity. This residual cash balance may be utilized by the homeowner for any personal or business purpose desired.

Each of Landrush's two branded home equity loan products are targeted for primary distribution through both mortgage and residential real estate brokers. For the fiscal years ended December 31, 1998 and December 31, 1999, Landrush's home equity products had not been commercially marketed or distributed into the their respective market segments and did not generate revenue.

Landrush also may acquire existing residential, commercial, industrial, retail and hotel properties to lease and/or operate. Landrush may seek the purchase of raw land to facilitate the development of mixed use projects to include residential, commercial, industrial, retail and hotel sites. For the fiscal years ended December 31, 1997; December 31, 1998 and December 31, 1999, Landrush had not acquired nor developed any residential or commercial real estate assets and did not contribute to the Company's consolidated revenue.

The principal product planned for publishing and distribution by Media Force is the Black Financial~News(R) publication. The Black Financial~News(R) is planned to be a national weekly news publication whose topics provide an intersection where people, production, commerce and investment have an opportunity to meet.

The principal market for Media Force's Black Financial~News(R) publication is the African American community and those merchandisers who would like to target and promote the sell of their products and/or services to the African American consumer market.

Media Force intends to market its Black Financial~News(R) publication by direct subscription, through news stands, newspaper/magazine distributors, and through various retail chain establishments, churches and church based organizations. For the fiscal years ended December 31, 1998 and December 31, 1999, Media Force's Black Financial~News publication had not initiated publishing and thereby did not generate any advertising receipts or generate revenue.

The principal products intended for production by SCOR are the SCOR(R) brand line of basketball, golf, running and casual shoes. The SCOR(R) brand line of shoes are primarily intended for both the urban and suburban teenage markets.

SCOR intends to initially utilize internet and mail order catalogs to market its SCOR(R) brand line of shoes directly to consumers. SCOR also intends to market its SCOR(R) brand line of products through local, regional and national retail sporting goods and footwear stores. For the fiscal year ended December 31, 1998 and December 31, 1999, SCOR products had not yet been introduced or commercially marketed and distributed and contributed $438 and $0 respectively to the Company's consolidated revenue. The $438 contributed by SCOR for the fiscal year ended December 31, 1998 represented 100% of the Company's consolidated revenue during said fiscal year.

     Description  of  the  Status  of  Products  or  Services

As of December 31, 1999, the development of product prototypes have been completed for each of the Company's three subsidiaries.

Development of Landrush's Cash-Out Mortgage ReFinancer(R) and Home Equity Cashier(R) branded home equity mortgage loan products have been completed. Landrush has the exclusive marketing rights for each of the two branded products and plans initial market introduction during the second and third quarter of fiscal year 2000.

Development of Media Force's Black Financial~News(R) publication has been completed. Media Force has the exclusive marketing rights for the Black
Financial~News(R) publication and plans initial market introduction during the second and third quarter of fiscal year 2000.

Development of SCOR's SCOR(R) brand basketball, golf, running and casual shoe lines have been completed. SCOR , has the exclusive marketing rights for the SCOR(R) brand products and plans initial market introduction during the second and third quarter of fiscal year 2000.

Neither the Company nor any of its subsidiaries have made any public announcement concerning the initial market introduction of its products or services. However, during the second, third and fourth quarters of fiscal year 2000, the Company does anticipate making said public announcement as the Company's subsidiaries move its products and services into the consumer market place

     Sources  and  Availability  of  Raw  Materials

The intended operations of the Company's subsidiaries shall be dependent upon sources and/or the availability of raw materials for the initiation and completion of its contemplated business ventures.

Landrush's purposed residential and commercial development ventures are highly dependent upon sources and the availability of raw materials. Landrush may source and use such raw materials as: steel beams, wood, bricks, cement, and plastic. Landrush's general building contractors may make direct use of said raw materials during the course of any proposed, contracted building assignment. All material sources of raw materials which may be needed by Landrush to carry out its contemplated residential and commercial development ventures are generally available in sufficient supply.

Media Force's Black Financial~News(R) publication shall be dependent upon a ready source of paper and ink for print production. Media Force intends to initially utilize the printing services of third party commercial printer to carry out the initial printing of its Black Financial~News(R) publication. Sources of paper and ink are generally available through a number of third party commercial printers which are available to Media Force.

SCOR's branded shoe lines shall be dependent upon a ready source of natural and synthetic rubber, vinyl and plastic compounds, foam cushioning materials, nylon, canvas, and leather. SCOR's proposed apparel products are dependent upon the use of natural and synthetic fabrics, treads and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture.
SCOR's shoe lines shall be produced by third party, contract manufacturers located in Mexico, South Korea, China, Canada and/or the United States. Contract manufacturers typically buy raw materials in bulk, as needed for production. Raw materials necessary to produce SCOR's branded footwear is generally available in or is delivered to the countries where the manufacturing process takes place. The contract manufacturers who have been identified to produce SCOR's branded shoe lines have not experienced any material level of difficulties in satisfying raw material requirements used for production.

     Patents,  Trademarks,  Licenses,  Franchises  and  Concessions

The Company utilizes trade and/or service marks on a substantial number of the products and/or services proposed for offering by its Landrush; Media Force; and SCOR subsidiaries. The Company believes that having distinctive marks that are unique and readily identifiable is a very important factor in creating and maintaining a market for its products and services, in identifying the Company and its subsidiaries and in distinguishing its products and services from the other products and services offered in the market place. The Company and its subsidiaries consider its trade and service brands to be amongst its most valuable assets.

The Cash-Out Mortgage ReFinancer(R) and The Home Equity Cashier(R); brand marks are registered trademarks of the Company and/or its subsidiaries. The Company and its subsidiaries have the exclusive right to use and market said trademarks in the market place. The registrations in effect for each of the trademarks expires in the year 2008.

The Black Financial~News(R) brand mark is a registered trademark of the Company and/or its subsidiaries. As such, the Company and its subsidiaries have the exclusive right to use and market said trademarks in the market place. The registrations in effect for the trademark expires in the year 2008.

The SCOR(R) brand mark is a registered trademark of the Company and/or its subsidiaries. As such, the Company and its subsidiaries have the exclusive right to use and market said trademarks in the market place. The registrations in effect for the trademark expires in the year 2008.

     Seasonal  Nature  of  Business

Demand for the products and services contemplated by the Company and its subsidiaries are influenced by seasonal changes, as well as, changes in consumer attitudes and demand. The Company and its subsidiaries may experience fluctuations in sales volume during a given year as a result of seasonal changes or changes in consumer attitudes.* The Company believes that the mix of its proposed product for sale may vary considerably from time to time as a result of changes in seasonal, gender and geographic demand.

The Company believe that the relative popularity of various sports and fitness activities, as well as, changing design trends may affect the demand for SCOR's planned shoes products. As such, SCOR believes that it must respond to trends and shifts in consumer preferences by adjusting the mix of its contemplated product offerings, develop new styles and categories and influence consumer buying preferences through aggressive marketing and the utilization of efficient production and inventory techniques.

The Company believes that changes or fluctuations in interest rates may adversely impact Landrush's proposed home equity products as these products are tied directly to the cost of money, as related to the rate of interest charged to obtain a mortgage loan. The Company also believes that fluctuations in interest rates may impact Landrush's ability to place home equity mortgage financing necessary to funded loans.

     Inventory  Requirements

The footwear industry that the Company's SCOR subsidiary proposes to operate in is generally characterized by specialized shoe companies, apparel companies, sports equipment companies and large companies having diversified lines of products primarily serving the retail store market segment. Those companies who have a large retail store customer base generally offer ordering programs which allow their retailers to order product five to six months in advance of delivery with the guarantee that a certain percentage of the orders will be delivered within a preset time and at a fixed price. These companies generally maintain strategically located distribution facilities in order to warehouse new products prior to delivery to their retail customers. In order to better manage inventory and working capital, several of the larger companies in the athletic footwear and apparel industry maintain company operated retail outlets which primarily carry b-grade and close out merchandise.

To maintain the lowest possible level of inventory and thereby better manage working capital requirement, SCOR may market its proposed SCOR(R) brand line of athletic shoes and apparel directly to customers utilizing mail order catalogs. Sales generated by mail order catalog are generally pre-paid by the customer. Prepaid sales generally allow a company to have a higher level of control over inventory and correspondingly reduces working capital requirements.

SCOR may also pre-determine the initial styles, colors and categories of the products it will offer for a given sport. Once the styles and categories are determined, SCOR may warehouse and maintain a minimum 120 day inventory of those products, style and color categories which are known to take up to 90 days to design, produce and ship.

SCOR may warehouse and maintain a minimum 30 day inventory of those contemplated apparel items which are known to take up to 14 days to design, produce and ship. Said product and style categories shall require pre-payment and may be shipped directly when ordered. All contemplated products to be produced may require that SCOR make working capital investments in the production of said products prior to delivery. Payment for recreational customer direct purchases shall generally be due and payable to SCOR at the time that a given product is ordered. SCOR may make thirty (30) day credit terms available to certain institutional customers who are credit worthy and may provide all of its customers with credits and/or refunds for merchandise returned due to product defect.

     Dependence  of  Segment  on  a  Single  Customer

For its fiscal year ended December 31, 1999, neither the Company nor any of its subsidiaries were dependent upon a single customer or a few customers for the generation of product sales.

     Sales  Order  Backlog

For its fiscal year ended December 31, 1999, neither the Company nor any of its subsidiaries currently have any firm or unfirm sales order backlog. Moreover, neither the Company nor any of its subsidiaries have any firm or unfirm sales order backlog for the fiscal years ended December 31, 1998 and 1999 respectively.

     Renegotiation;  Termination  of  Business  or  Contracts

During its fiscal year ended December 31, 1999, no portion of the Company's contemplated business nor the contemplated business of any of its subsidiaries, were subject to any form of renegotiation preceding nor were they subject to the renegotiation or termination of any major or minor government contracts or contracts otherwise.

     Competition

The Company's Landrush subsidiary, Home Equity Cashier(R) and Cash-Out Mortgage ReFinancer(R) branded home equity loan products, contemplate operating in the home equity loan market. The home equity loan market is a competitive and widely disbursed market segment which generally consist of either large or boutique financial institutions who provide wholesale mortgage loan underwriting services through a network of regional and/or national retail mortgage loan originators. These mortgage loan originators may be affiliated representatives of the funding mortgage underwriter or they be independent mortgage brokers. The industry is characterized by keen interest rate competition. The underwriting institutions who have access to the capital markets are generally able to secure funds at a more favorable overall cost. These cost factors, manifested in the form of loan interest rates, are then passed to borrowers through the underwriter's network of regional and/or national retail mortgage loan originators.

Countrywide Home loans; Norwest Mortgage, North American, Fannie Mae; Freddie Mac, Cityscape Financial Corporation, Conseco and Washington Mutual are amongst the industry's leading market participants.

Landrush believes that it may face competitive risk in its attempts to gain market share from its more established competitors. However, Landrush believes that through the utilization of various alternative methods of product creation; marketing, distribution and gaining access to the capital markets it may achieve a higher initial level of market results then would otherwise be likely.

The Company's Media Force subsidiary, Black Financial~News(R) branded product, contemplates operating in the specialty news media market segment. The specialty news media market segments is characterized by many niche market publishers offering their publications to local, regional and/or national audiences. The publications content attempts to appeal to the interests and/or needs of a specific target market audience. The publication then provides merchandisers with a captive readership audience in which the merchandiser's products and services may be advertised, and sold.

Media Force anticipates that it will be in competition on a local level with various non-financial, niche market publishers whose target audience is the African American community. The USA Today; Wall Street Journal; Black Enterprise Magazine publications are amongst the leading national specialty news market participants who Media Force shall be in competition with on various levels.

The Company believes that Media Force may face tremendous competitive risk in its attempts to gain market share from its more established competitors. However, Media Force believes that through the utilization of various alternative methods of marketing and distribution, it may achieve a higher initial level of operational results then would otherwise be likely.

The Company's SCOR subsidiary, SCOR(R) brand line of shoes, contemplates operating in the athletic footwear and apparel industry. The athletic footwear and apparel industry is keenly competitive in the United States and on a worldwide basis in the areas of new product development, price, product identity, marketing, distribution, and customer service support. SCOR anticipates that it will compete with an increasing number of specialized athletic shoe and apparel companies. The intense competition and the rapid changes in technology, as well as, consumer preferences for existing athletic footwear and apparel brands may constitute significant risk factors for SCOR.

Nike, Reebok, Adidas, Converse, Puma and Fila are amongst the leading market participants in the footwear and apparel industry. Given the proprietary nature existing production, marketing and distribution processes, SCOR may face tremendous competitive risk in its attempts to gain market share from its more established competitors. However, SCOR believes that through the utilization of various alternative methods of product production, marketing and distribution, it may achieve a higher initial level of market results then would otherwise be attainable.

     Research  &  Development  Expenditures

The Company had no research and development expenditures for its fiscal years ended December 31, 1998 and 1999 respectively. However, most of the Company's expenditures ($18,203 and $17,516 in 1999 and 1998 respectively) related to business development matters. The Company and its Landrush, Media Force and SCOR subsidiaries have completed the initial development of its products and services. As such, the Company did not incur any product research and development cost for fiscal year 1999.

The Company believes that research and development and other business development efforts of the Company and its subsidiaries are key factors in its future success. As such, the Company may increase the amount of manpower and financial resources which are allocated to research and development as related to the various products and services contemplated to be offered by the Company and its subsidiaries.

     Compliance  with  Federal,  State,  and  Local  Provisions

For the Company's fiscal year end December 31, 1998 and 1999 respectively, there were no material or immaterial items or issues of federal, state or local compliance as related to the developmental operations of the Company or of any of its subsidiaries.

During the Company's 2000 fiscal year, the Company does not anticipate making any material or immaterial capital expenditures on items or issues necessary for federal, state or local compliance as related to the developmental operations of the Company or of any of its subsidiaries.

     Number  of  Employees

The Company currently employs one active employee. Until the Company initiates and expands the contemplated operations of its three subsidiary units and/or consummates future acquisition transactions as they become available, the Company's Chief Executive Officer, Billy D. Hawkins has served and will continue to serve as the managing director of the Company and its subsidiaries. Mr. Hawkins is currently in charge of the day to day operations of the Company. Mr. Hawkins has not and does not currently receive any salary compensation in exchange for his services on behalf of the Company and its shareholders.

During fiscal year 2000, both the Company and its subsidiaries anticipates adding additional staff as its contemplated ventures are marketed and distributed into the marketplace.

Financial  Information  about  Foreign  and Domestic Operations and Export Sales

The Company is a development stage company. The following table sets forth domestic and foreign revenue; operating profit or loss; identifiable assets; and export sales attributable to the Company's last two fiscal years. The initial launch and availability of the Company's products and/or services into their respective market segments is intended for implementation during the second;
third and fourth quarter of the Company's 2000 fiscal year. As such, the Company's financial performance set forth in the table hereof for domestic and/or foreign operations may not be indicative of future performance results.


                                                         Year
                                                    1998     1999

Sales  to  unaffiliated  customers:
   United States                                      438     0
   Foreign                                              0     0

Sales  or  transfers  between  geographic  areas:
   United States                                      438     0
   Foreign                                              0     0

Operating  Profit  or  Loss:
   United States:                                 -17,353  -18,203
   Foreign                                              0

Identifiable  assets:
   United States                                    1,685    3,601
   Foreign                                              0     0

Export Sales:                                           0     0

  Item  2.  Description  of  Property

The Company maintains executive offices located at: 8214 Westchester Lane, Suite 500, Dallas, Texas 75225. In preparation for its anticipated growth and the corresponding need for expanded office accommodations , the Company maintains said executive offices on a monthly rental basis.

The operations of each of the Company's three subsidiaries are currently being operated out of the Company executive offices located at: 8214 Westchester Lane, Suite 500, Dallas, Texas 75225.

As growth and expansion require, the Company and each of its three subsidiaries may relocate to larger executive facilities during the Company's 2000 fiscal year.

Item  3.  Legal  Proceedings

For the December 31, 1998 and 1999 fiscal years respectively, neither the Company nor any of its subsidiaries are involved in, nor party to; any current legal proceedings nor any pending litigation brought by any federal, state, local court or regulatory agency.

Item  4.  Submissions  of  Matters  to  a  Vote  of  Security  Holders

The annual meeting of Citizens Capital Corp. shareholders was held on March 25, 1999.

The following persons were nominated and re-elected in their entirety to serve as directors of the Citizens Capital Corp.:

Billy  D.  Hawkins
Dwight  Washington
Hubert  H.  Hawkins
Enos  Harris

At the annual meeting of Citizens Capital Corp. shareholders, the sole matter in which shareholders voted on was the election of board directors. The total common shares eligible to vote were 40,500,000.

                Board Nominees
                --------------
                                    Votes For          40,378,350
              Billy  D.  Hawkins
              Dwight Washington     Votes Against          0
              Hubert  H.  Hawkins
              Enos Harris           Votes Withheld         0

                                    Vote Abstentions    121,650

                                    Broker Non-Votes       0


                                     PART II

Item  5.  Market  for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock has been listed for trading on the NASD Over-the-Counter Bulletin Board under the symbol CAAP since December 1, 2000. The Over-the-Counter Bulletin Board is an inter-dealer quotation system whose price quotes do not reflect any retail mark-up, mark-down or commission and may not represent actual transactions.

                                           Stock
                                       ------------
                                       High     Low
                                       ----     ---
1999
----
       First  Quarter
       Second  Quarter
       Third  Quarter
       Fourth Quarter                   .03     .02
2000
----
       First Quarter                    .03     .02


As of March 1, 2000, there were approximately 50 record holders of the Company's common stock.

The Company has not paid any dividends on its common stock since its inception. Periodically, the Company will consider the payment of dividends in light of the Company's earnings, capital requirements, financial condition and other factors, but there is no assurance that the Company will decide to pay dividends in the future.

The Company is not currently subject to any restrictions which would limit its ability to pay dividends on its common equity, providing that sufficient earnings to pay said dividends, were available.

Item  6.  Management's  Discussion  and  Analysis

The following discussion of the financial condition and results of operations of the Company for its fiscal year ended December 31, 1999 should be read in conjunction with the Financial Statements and the related Notes thereto included under Item 7, "Financial Statements" located in this document. Operations since inception have primarily included expenditures related to the organization of the Company's proposed business ventures, research and the development its prototype branded products and services.

     Liquidity  And  Capital  Resources

Since its inception, the Company has financed its operations primarily from contributions from its principal stockholder and private placements with related parties. For the periods ending December 31, 1998 and 1999, contributions from its principal stockholder totaled $15,563 and $17,319 respectively. The Company had $2,221 in cash as of December 31, 1999.

The Company's operating activities generated a net loss of ($17,353) and ($18,203) for the fiscal years ended December 31, 1998 and 1999 respectively. Losses generated during these periods were due to administrative and operating expenses exceeding revenue for the reported periods.

As a development stage company, the Company's products and services have not been marketed and introduced into the market place and thus have not generated sufficient revenues streams to offset administrative and operating expenses through the Company's fiscal year ended December 31, 1999. During fiscal year 1999, the Company completed development on its current products and services contemplated to be offered. During fiscal year 2000, the Company plans to market and introduce its current branded products and services into the market place.

For the fiscal year ended December 31, 1998 and 1999 respectively, the Company used ($0) and ($0) net cash respectively for investing activities. As a development stage company, the Company has not generated sufficient cash from operations to initiate any investing activities. All of the Company's available cash since inception has generally been utilized to pay administrative and operating expense as incurred.

For the fiscal year ended December 31, 1998 and 1999, the Company generated a net increase in cash of $1,015 and ($0) respectively from financing activities. As a development stage company, the Company does not currently have any significant cash reserves nor has it established any lines of credit or long term borrowings as of December 31, 1999.

At December 31, 1999, the Company's level of cash reserves and working capital was not sufficient to allow the Company to introduce its developed products and services into the market place. During the second, third and fourth quarters of fiscal year 2000, the Company intends to pursue lines of credit; short term and/or long term borrowings necessary to fund its working capital requirements and introduction of its branded products and services in to the consumer market place.

As of the fiscal year ended December 31, 1999, the Company did not have any material commitments for capital expenditures. During fiscal year 2000, the Company anticipates making capital expenditures necessary to pursue and consummate the acquisition of various operating entities as deemed suitable by the Company. The Company anticipates that the capital necessary for its acquisition initiatives shall be derived from short or long term borrowings.

     Result  of  Operations

The Company is a development stage company whose branded products and services have not been significantly introduced, advertised, promoted or established into the market place as of the Company's fiscal year ended December 31, 1999. As such, the Company has yet to generate any revenue streams. As such, administrative and operating expenses have outpaced revenues resulting in net losses of ($17,353) and ($18,203) for the Company's fiscal years ended December 31, 1998 and 1999 respectively.

It is the Company's opinion that at the event in which its products and services are materially introduced, advertised, and distributed into the market place, there shall be an increase in the Company's revenue and profitability. It is the Company's objective to initiate a corporate mergers and acquisition program which will allow the company to "buy in revenue".

Item  7.  Financial  Statements  and  Supplementary  Data

          Index to Consolidated Financial Statements:

                                                Page No.
                                                --------

Independent Auditor's Report                       14

Financial Statements                               15

Consolidated Balance Sheets                        15

Consolidated Statements of Operations              16

Consolidated Statement of Stockholder's Equity     17

Consolidated Statements of Cash Flows              18

Notes to Consolidated Financial Statements         19

                              CITIZENS CAPITAL CORP.
                          (a development stage company)



                         INDEPENDENT  AUDITOR'S  REPORT

Board  of  Directors
Citizens  Capital  Corp.
Dallas,  Texas


We have audited the accompanying consolidated balance sheet of Citizens Capital Corp. (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and the period from inception (March 12, 1991) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens Capital Corp. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period from inception (March 12, 1991) to December 31, 1999 in conformity with generally accepted accounting principles.


Hein  +  Associates  LLP
Certified  Public  Accountants


Dallas,  Texas
February  14,  2000

                              CITIZENS CAPITAL CORP.
                          (a development stage company)

                           CONSOLIDATED  BALANCE  SHEET

                                December  31,  1999

                                       ASSETS
                                       ------

CURRENT ASSETS:

  Cash                                                                $      2,221
  Prepaid expenses                                                           1,000
                                                                     =============
       Total current assets                                                  3,221

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,500               60

INTANGIBLE ASSETS, net                                                         320

       Total assets                                                   $      3,601
                                                                     =============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       =====================================

CURRENT LIABILITIES:
  Accounts payable                                                    $          -
  Credit card cash advances                                                  3,800
       Total current liabilities                                             3,800
                                                                     =============

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1.00 stated value, 5,000,000 shares authorized;
    1,000,000 shares issued and outstanding                              1,000,000

  Common stock, no par value, 100,000,000 shares authorized;
    40,500,000 shares issued and outstanding ($.01 stated value)           405,000
  Additional paid-in capital                                            48,805,285
  Note receivable from ESOP                                            (50,100,000)
  Deficit accumulated during the development stage                        (110,484)
                                                                     =============
       Total stockholders' deficit                                            (199)

       Total liabilities and stockholders' deficit                    $      3,601
                                                                     =============

                              CITIZENS CAPITAL CORP.
                          (a development stage company)

                    CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                                               Period from
                                                                               Inception
                                                                             (March 12, 1991)
                                               Year Ended December 31,              to
                                              -------------------------      -----------------
                                                    1999           1998      December 31, 1999
                                        ================  =================  ================

SALES                                   $       -           $          438    $           438

COST OF SALES                                   -                      275                275
                                        ================  =================
GENERAL AND ADMINISTRATIVE EXPENSES              18,203              17,516            10,647
                                        ================  =================  ================
NET LOSS                                $       (18,203)  $         (17,353)  $      (110,484)
                                        ================  =================  ================

NET LOSS PER SHARE (basic and diluted)  $              *  $               *
                                        ================  =================

*    Less  than  $.01  per  share

                                            CITIZENS CAPITAL CORP.
                                        (a development stage company)


                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        Additional   Note
                                                                         Paid-in     Receivable   Accumulated
                                                                         Capital     From ESOP    Deficit       Totals
                                                                        --------     ---------   ----------    --------
                            Preferred Stock         Common Stock
                          ------------------     ----------------
                        Shares      Amount      Shares      Amount
                       ---------  ----------  ----------  -----------
Common stock
 issued founder
upon incorporation             -  $        -         300  $         3  $        (3)  $          -   $       -   $      -
---------------------  ---------  ----------  ----------  -----------  ------------  -------------  ----------  ---------

Common stock
issued founder
December 24,1993               -           -  22,499,700      224,997     (224,997)             -           -          -
---------------------  ---------  ----------  ----------  -----------  ------------  -------------  ----------  ---------

Preferred stock
 issued November 1,
 1994                  1,000,000   1,000,000           -            -     (988,000)             -           -    12,000
---------------------  ---------  ----------  ----------  -----------  ------------  -------------  ----------  ---------

Contributions by
stockholder at
various dates prior
to 1997                        -           -           -            -       56,096              -           -     56,096
---------------------  ---------  ----------  ----------  -----------  ------------  -------------  ----------  ---------

Cumulative net
loss through
December 31,
1996                           -           -           -            -             -             -     (65,271)   (65,271)
---------------------  =========  ==========  ==========  ===========  ============  =============  ==========  =========

BALANCES,
December 31,
1996                   1,000,000   1,000,000  22,500,000      225,000   (1,156,904)             -     (65,271)     2,825
---------------------  ---------  ----------  ----------  -----------  ------------  -------------  ----------  ---------

Common stock issued
for brand and service
marks
November 14, 1997              -           -   3,000,000       30,000      (30,000)             -           -          -
---------------------  ---------  ----------  ----------  -----------  ------------  -------------  ----------  ---------

Contributions
 by stockholder
during 1997                    -           -           -            -        9,307              -           -      9,307
---------------------  ---------  ----------  ----------  -----------  ------------  -------------  ----------  ---------

Net loss for the year          -           -           -            -            -              -      (9,657)    (9,657)
---------------------  =========  ==========  ==========  ===========  ============  =============  ==========  =========

BALANCES,
December 31, 1997      1,000,000   1,000,000  25,500,000      255,000   (1,177,597)             -     (74,928)     2,475
---------------------  ---------  ----------  ----------  -----------  ------------  -------------  ----------  ---------

Common stock
issued to ESOP,
 May 8,   1998                 -           -  15,000,000      150,000   49,950,000    (50,100,000)          -          -
---------------------  ---------  ----------  ----------  -----------  ------------  -------------  ----------  ---------

Contributions by
 stockholder during
1998                           -           -           -            -        15,563             -           -     15,563
---------------------  ---------  ----------  ----------  -----------  ------------  -------------  ----------  ---------

Net loss for the year          -           -           -            -            -              -     (17,353)   (17,353)
---------------------  =========  ==========  ==========  ===========  ============  =============  ==========  =========

BALANCES,
December 31, 1998      1,000,000   1,000,000  40,500,000      405,000   48,787,966    (50,100,000)    (92,281)       685
---------------------  ---------  ----------  ----------  -----------  ------------  -------------  ----------  ---------

Contributions by
stockholder during
1999                           -           -           -            -       17,319              -           -     17,319
---------------------  ---------  ----------  ----------  -----------  ------------  -------------  ----------  ---------

Net loss for the year          -           -           -            -            -              -     (18,203)   (18,203)
---------------------  =========  ==========  ==========  ===========  ============  =============  ==========  =========

BALANCES,
December 31, 1999      1,000,000  $1,000,000  40,500,000  $   405,000  $48,805,285   $(50,100,000)  $(110,484)  $   (199)
---------------------  =========  ==========  ==========  ===========  ============  =============  ==========  =========

                                                   CITIZENS CAPITAL CORP.
                                               (a development stage company)


                                        CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                                                                    Period  from
                                                                                                     Inception
                                                              Year Ended December 31,              (March 12, 1991) to
                                                            1999                     1998           December 31, 1999
                                                  =========================  =====================  ===================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $                (18,203)  $            (17,353)  $         (110,484)
                                                  =========================  =====================  ===================
Adjustments to reconcile net loss to cash
used by operating activities:

Expenses paid by stockholder                                        17,319                 15,563               93,460
Depreciation and amortization                                          290                    790                3,580
Increase in prepaid expenses                                        (1,000)                     -               (1,000)
Increase (decrease) in accounts payable                             (1,000)                 1,000                    -
Increase in credit card cash advances                                3,800                      -                3,800
                                                  =========================  =====================  ===================
Net cash (provided) used by operating activities                     1,206                      -              (10,644)

CASH FLOWS FROM
 INVESTING ACTIVITIES:

Purchase of office equipment                                             -                      -               (3,560)
Payment for intangible assets                                            -                      -                 (400)
                                                  =========================  =====================  ===================
Net cash used by investing activities                                    -                      -               (3,960)

CASH FLOWS FROM FINANCING ACTIVITIES -
    Sale of stock and contribution by stockholder                        -                  1,015               16,285
                                                  =========================  =====================  ===================

NET INCREASE IN CASH                                                 1,206                  1,015                2,221

CASH, beginning of period                                            1,015                      -                    -

CASH, end of period                               $                  2,221   $              1,015   $            2,221
                                                  =========================  =====================  ===================

         See accompanying notes to consolidated financial statements.

                         CITIZENS CAPITAL CORP.
                    (a development stage company)

1.   GENERAL  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ------------------------------------------------------------

Company  Background
-------------------
Citizens Capital Corp. (the "Company") is a development stage holding company with plans to acquire and/or develop operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Company's plans contemplate operating in the following three market segments: 1) residential mortgage loan marketing, commercial and residential real estate investment and development; 2) news print publishing and 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries: Landrush Realty Corporation ("Landrush"); Media Force Sports & Entertainment, Inc. ("Media Force"); and SCOR Brands, Inc. ("SCOR"). Operations since inception have primarily included expenditures related to development of the Company's proposed business ventures.

During 1999, the Company registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A common stock for secondary market trading. The 39,500,000 common shares include the 15,000,000 common shares currently held by the Company's ESOP (see Note 4).

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Property  and  Equipment
------------------------
Property and equipment is carried at cost less accumulated depreciation. Significant improvements and additions are capitalized. Maintenance and repair costs are expensed as incurred. Depreciation is computed on the straight line method over the useful lives of the assets, which range from five to seven years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated and any profit or loss on disposition is reflected in income.

Intangible  Assets
------------------
The Company, through its interest in Landrush Realty Corporation, owns the registered trademark, distribution and exclusive marketing rights to The Texas Home Equity ReFund(R), The Cash-Out Mortgage ReFinancer(R) and The Home Equity Cashier(R) home equity product marks.

The Company, through its interest in Media Force Sports & Entertainment Inc, owns the registered trademark, distribution and exclusive marketing rights to the Black Financial-News(R) publication.

The Company, through its interest in SCOR Brands Inc., owns the registered trademark, distribution and exclusive marketing rights to the SCOR(R) brand line of athletic shoes and apparel.

The Company accounts for the value of the trademarked products and the corresponding exclusive marketing and distribution rights based on the registration costs, which totaled $400. This intangible asset is amortized on a straight line basis over ten years.

Loss  Per  Share
----------------
Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic income
(loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration. However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. Common equivalent shares of the Company were antidilutive in all periods presented.

                         CITIZENS CAPITAL CORP.
                    (a development stage company)

The weighted average number of shares outstanding used in the loss per share computation was 40,500,000 and 35,212,500 for the years ended December 31, 1999 and 1998, respectively.

Income  Taxes
-------------
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company had deferred tax assets of approximately $16,000 and $13,000 at December 31, 1999 and 1998, respectively, resulting from a net operating loss carryforward (NOL) for tax which were fully reserved. The Company had no material deferred tax liabilities. The Company's NOL at December 31, 1999 was approximately $110,000 and it expires through the year 2019.

Statement  of  Cash  Flows
--------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use  of  Estimates
------------------

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.     PLAN  OF  OPERATION  FOR  THE2000  FISCAL  YEAR
       -----------------------------------------------

The Company's plan of operation for the 2000 fiscal year is to: (1) market and distribute the products and/or services developed by its three subsidiaries:
Landrush, Media Force and SCOR and (2) continue to evaluate and pursue suitable mergers and/or acquisitions of existing operating entities. The Company's cash requirements have been funded to date by its principal stockholder. The Company anticipates approximately $400,000 of cash will be needed to fully implement the start-up phase of its plans and cover working capital requirements over the next year. The Company intends to attempt to borrow these funds from affiliates of the Company and third party lenders. Should the Company be unable to borrow these funds, it will be unable to implement its business plan. Regardless of whether any funding is received, the Company's major stockholder has committed to provide funding required to allow the Company to continue as a going concern.

3.     CREDIT  CARD  CASH  ADVANCES
       ----------------------------

The Company has a cash advance outstanding at December 31, 1999. This advance bears interest at 18.4% per annum.

4.     EMPLOYEE  STOCK  OWNERSHIP  PLAN  AND  NOTE  RECEIVABLE
       -------------------------------------------------------

The Company has an Employees Stock Ownership Plan ("ESOP" or the "Plan"), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement. The Plan provides for an allocation of Company stock to each participant's account of the greater of 15% or the maximum percentage allowable of participants' eligible compensation. No shares have been allocated as of December 31, 1999 as there has been no compensation to employees.

On May 11, 1998 the Company sold 15,000,000 shares of its Class A common stock directly to the ESOP at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note. The promissory note was issued together with a security agreement fully collateralized by 15,000,000 shares of the Company's common stock held by the ESOP. The promissory note has a "liquidating call provision" which may be invoked by the Company or the

                         CITIZENS CAPITAL CORP.
                    (a development stage company)

noteholder. The liquidating call provision gives the Company or the noteholder the "demand right" to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share. The initial face value of the promissory note has been recorded in the stockholders' equity section of the accompanying balance sheet.

5.     STOCKHOLDERS'  EQUITY
       ---------------------

Preferred  Stock
----------------
On November 1, 1994, the Company issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

The holders of the preferred stock are entitled to receive out of legally available funds of the Company, dividends at an annual rate of $0.0725 per share, payable quarterly in arrears, on a cumulative basis. Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Company has no surplus from which dividends can legally be paid. Cumulative dividends in arrears as of December
31,  1999  are  $386,664.

The preferred stock was initially scheduled to be repaid on December 31, 1999. However, as permitted by the terms of the preferred stock, in excess of 66-2/3% of the holders of the preferred stock elected to eliminate any repayment requirement. The Company may, at its election, redeem the preferred stock in whole, but not in part, at a 7-1/4% premium, so long as the cumulative dividends have been declared and paid.

The Company has authorized, but unissued 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Company's board of directors.

Common  Stock
-------------
At December 31, 1996, the Company had 22,500,000 Class A, no par, $0.01 stated value shares issued and outstanding.

On November 14, 1997, the Company issued 3,000,000 additional shares of its Class A, no par, $0.01 stated value common stock, to three institutional investors in exchange for the full conveyance of production, marketing, distribution and trade rights to certain brand and service marks.

On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis. The aggregate number of Class A, no par value common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

On May 8, 1998, the Company sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 4).

Stock  Options
--------------
Effective December 1, 1998, the Company adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Company granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock. The exercise price is $1.50 per share. The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years. No options had been exercised as of December 31, 1999. The Company has estimated the fair value of the options to be immaterial at December 31, 1999.

Item  8.  Changes  in  and  Disagreements  with  Accountants.

The Board of Directors selected Hein + Associates LLP as its independent accountant for the audit of its financial statements for the fiscal years ending December 31, 1999; and 1998 and the period from inception (March 12, 1991) to December 31, 1999. Prior to selecting the independent accounting services of Hein + Associates LLP, the Company did not have a previous independent accountant. The Company has not had any disagreements with its current independent accountant on any matters regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Identification  of  Directors

Management of the Company is vested in its Board of Directors and officers. The directors are elected by the shareholders. The officers of the Company hold office at the discretion of the Board of Directors. There currently are four directors.

The table below lists the Company's current Directors. Each Director will serve until the Company's next annual meeting of shareholders or until a successor shall be elected and shall qualify. There are no current nominees to the Company's Board of Directors.

Item  8.  Changes  in  and  Disagreements  with  Accountants.

The Board of Directors selected Hein + Associates LLP as its independent accountant for the audit of its financial statements for the fiscal years ending December 31, 1999; and 1998 and the period from inception (March 12, 1991) to December 31, 1999. Prior to selecting the independent accounting services of Hein + Associates LLP, the Company did not have a previous independent accountant. The Company has not had any disagreements with its current independent accountant on any matters regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Identification  of  Directors

Management of the Company is vested in its Board of Directors and officers. The directors are elected by the shareholders. The officers of the Company hold office at the discretion of the Board of Directors. There currently are four directors.

The table below lists the Company's current Directors. Each Director will serve until the Company's next annual meeting of shareholders or until a successor shall be elected and shall qualify. There are no current nominees to the Company's Board of Directors.

         Name         Age         Positions Held             Term of Office

Billy D. Hawkins      36          D; CEO.; COB                    8 years
Dwight Washington     34          D; CFO; Treasurer               2 year
Hubert H. Hawkins     67          D; V.P. Benefits; Secretary     2 year
Enos Harris           44          D; COO                          2 year

(D)=Director
(CEO)=Chief  Executive  Officer
(COO)=Chief  Operating  Officer
(COB)=Chairman  of  the  Board
(CFO)=Chief  Financial  Officer

Identification  of  Executive  Officers

The table below lists the Company's current Executive Officers. Each Executive Officer is chosen by the Company's Board of Directors and shall continue in service as Officers until replaced or reassigned by said Board of Directors

         Name         Age         Positions Held             Term of Office

Billy D. Hawkins      36          D; CEO.; COB                    8 years
Dwight Washington     34          D; CFO; Treasurer               2 years
Hubert H. Hawkins     67          D; V.P. Benefits; Secretary     2 years
Enos Harris           44          D; COO                          2 years

Identification  of  Certain  Significant  Employees

Presently, the Company does not currently have any employees that are not executive officers who are expected to make significant contributions to the Company's business. As the Company enters new markets and expands its business operations, it may add key personnel whose contributions it shall consider as significant to meeting itsoverall contemplated business objectives.

Family  Relationships

Billy D. Hawkins, a Director, Chief Executive Officer and Chairman of the Board of the Company is the blood son of Hubert H. Hawkins, a Director and Secretary of the Company.

Enos Harris, a Director, and Chief Operating Officer of the Company is the first cousin of Billy D. Hawkins, a Director, Chief Executive Officer and Chairman of the Board of the Company. Mr. Harris is also the blood nephew of Hubert H. Hawkins, a Director and Secretary of the Company.

Business  Experience

Billy  D.  Hawkins,  Chief Executive Officer-- Mr. Hawkins, 36, a director since
1991, is Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Hawkins founded and organized the Company in 1991. Since 1991, Mr. Hawkins has had the lead role in the planning and development of the Company's mergers and acquisition program. Prior to 1991, Mr. Hawkins was a staff accountant with Mobil Oil Corporation in Dallas, Texas. Mr. Hawkins attended Eastern New Mexico University where he received a bachelors degree in finance 1986.

Dwight Washington, Chief Financial Officer--Mr. Washington, 34, a director since 1998, Mr. Washington intends to join the Company on a full time basis as Chief Financial Officer and Treasurer in 1999. From 1994 to Present, Mr. Washington serves as controller of Ross Aviation Inc. in Albuquerque, New Mexico. From 1992 to 1994, Mr. Washington served as Audit Senior at Arthur Anderson & Co., in Albuquerque, New Mexico. For the period of 1989 thru 1992, Mr. Washington held the positions of bank examiner and audit coordinator at Sunwest Bank in Albuquerque, New Mexico and the position of junior auditor at Eastern New Mexico University in 1987. Mr. Washington attended Eastern New Mexico University where he received a bachelors degree in accounting in 1987 and attended the University of Phoenix where he obtained his Masters of Business Administration in 1998.

Hubert H. Hawkins, Vice President of Benefits--Mr. Hawkins, 67, secretary and a director since 1998, Mr. Hawkins intends to join the Company on a full time basis as Vice President of Benefits in 1999. From 1979 to 1995, Mr. Hawkins served as the director of personnel for the San Antonio Housing Authority in San Antonio, Texas. Mr. Hawkins retired from the San Antonio Housing Authority in January of 1995.

Enos Harris, Chief Operating Officer--Mr. Harris, 44, a director since 1998, Mr. Harris is one of the Company's original investors and intends to join the Company on a full time basis as an Operating Officer in 1999. From 1978 through 1998, Mr. Harris served as supervisor of up to 150 employees which included clerks; carriers and route examiners for the United States Postal Service in Houston, Texas. Prior to 1978, Mr. Harris attended San Jacinto College in Pasadena, Texas from 1975 to 1976. From 1976 to 1978, Mr. Harris attended Texas Southern University in Houston, Texas.

No person nominated nor serving in the role of director of the Company currently holds any other directorship with any company with a class of securities registered pursuant to section 12 of the Exchange Act of 1934 or any company subject to the requirements of section 15(d) of said Act nor does any director of the Company hold any directorship with any company registered as an investment company under the Investment Company Act of 1940.

Involvement  in  Certain  Legal  Proceedings

(1) During the past five years, no petition under the federal bankruptcy laws or any state insolvency law has been filed by or against any director, person nominated to become a director or executive officer of the Company. Nor has any receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership, corporation or business association in which said person was a general partner or executive officer within two years before the time of any such filings.

(2) During the past five years, no director, person nominated to become a director or executive officer of the Company been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding.

(3) During the past five years, no director, person nominated to become a director or executive officer of the Company, the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated by a court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting him from the following activities:

  (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant or any other person regulated by the Commodity Futures Trading Commission, or any associated person of any of the foregoing or as an investment adviser, underwriter, broker or dealer in securities or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity.

  (ii) no director, person nominated to become a director or executive officer of the Company is the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated by a court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting him from engaging in any type of business practice; or

  (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

(4) During the past five years, no director, person nominated to become a director or executive officer of the Company is the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated by any Federal or State authority barring, suspending or otherwise limiting said persons for more than 60 days from engaging in any activity described in paragraph (3)(i) of this section, or from being associated with persons engaged in any such activity.

(5) During the past five years, no director, person nominated to become a director or executive officer of the Company been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law and no judgment in such civil action or finding by the Securities and Exchange Commission been subsequently reversed, suspended or vacated.

(6) During the past five years, no director, person nominated to become a director or executive officer of the Company been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, no judgment in such civil action or finding by the Commodity Futures Trading Commission been subsequently reversed, suspended or vacated.

Promoters  and  Control  Persons

(1) Billy D. Hawkins, a Director, Chief Executive Officer and Chairman of the Board of the Company is the only person of the Company who may be considered a promoter and control person of the Company. During the past five years, Mr. Hawkins has not and is not subject to any of the events which have been enumerated in paragraphs (1) through (6) of the above section titled; "Involvement in certain legal proceedings".

Item  10.  Executive  Compensation.

The following table sets forth all compensation paid or earned for services rendered to the Company by its executive officers in all capacities during the fiscal year ended December 31, 1999. No executive officer received total annual salary, bonus, or other compensation in excess of $100,000 during the fiscal year ended December 31, 1999.

                                                                   Summary Compensation Table

                                              Annual compensation                                   Long term compensation
                                                                                                      Awards        Payouts
                                                            Other                     Securities
                                                            annual       Restricted   underlying                    All other
Name and                                                 compensation      stock       options/        LTIP       Compensations
principal position       Year   Salary($)   Bonus ($)        ($)          award(s)      SARs(#)    Payouts ($)         ($)
(a)                       (b)      (c)         (d)           (e)            (f)           (g)          (h)             (i)
CEO, Billy D. Hawkins     1999  $  0.00(1)  $  0.00(1)  $      0.00(1)  $    0.00(1)   100,000(1)  $    0.00(1)  $       0.00(1)
CFO, Dwight Washington    1999  $  0.00(2)  $  0.00(2)  $      0.00(2)  $    0.00(2)   100,000(2)  $    0.00(2)  $       0.00(2)
COO, Enos Harris          1999  $  0.00(3)  $  0.00(3)  $      0.00(3)  $    0.00(3)   100,000(3)  $    0.00(3)  $       0.00(3)
V.P. Benefits,
 Hubert H. Hawkins        1999  $  0.00(4)  $  0.00(4)  $      0.00(4)  $    0.00(4)   100,000(4)  $    0.00(4)  $       0.00(4)

(1)  In  order  to  conserve  the  Company's financial resources during the early stages of its growth and development, Billy D.
Hawkins  elected  to  forgo  any  form  of  cash or non-cash salary or bonus as compensation for his role as the Company's Chief
Executive  Officer  for  the  fiscal  year  ended  December  31,  1999.

(2)  Mr.  Washington  did  not receive any form of cash or  non-cash salary or bonus as compensation during the Company's fiscal year ended December 31, 1999.  Mr. Washington in his role as Chief Financial Officer of the Company was granted an option to buy
100,000  shares of the Company's class A; common stock at $1.50 per share.  Said option is for a period of  four years beginning
December  31,  1998.  No  options  have  been  exercised  as  of  December  31,  1999.

(3)  Mr.  Harris  did  not receive any form of cash or non-cash salary or bonus as compensation during the Company's fiscal year ended  December 31, 1999.  Mr. Harris in his role as Chief Operating Officer  of the Company has an option to buy 100,000 shares of  the Company's class A; common stock at $1.50 per share.  Unless or until extended, said option is for a period of four years beginning  December  31,  1998.  No  options  have  been  exercised  as  of  December  31,  1999.

(4)  Mr.  Hawkins  did not receive any form of cash or non-cash salary or bonus as compensation during the Company's fiscal year ended  December 31, 1999.  Mr. Hawkins in his role Vice President of Benefits of the Company has an option to buy 100,000 shares of  the Company's class A; common stock at $1.50 per share.  Unless or until extended, said option is for a period of four years beginning  December  31,  1998.  No  options  have  been  exercised  as  of  December  31,  1999.

1998  Stock  Option  Plan

The Company's 1998 Stock Option Plan ("1998 Plan") is intended to serve as an equity incentive program for management, qualified employees, non-employee members of the Board of Directors, and independent advisors or consultants. The 1998 Plan became effective on December 1, 1998 upon adoption by the Board of Directors, and was approved by shareholders at the March 1, 1999 annual shareholders meeting. Under the 1998 Plan, the total number of shares of common stock reserved for issuance is 2,000,000, which may be Incentive Stock Options ("ISO") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options.

The 1998 Plan provides participants with a four year vesting schedule. 25% of the total options granted to participants may be vested immediately. 25% of the total options granted to participants may be vested after 2 years. An additional 25% of the total options granted to participants may be vested after 3 years. The final 25% of the total options granted to participants may be vested after 4 years.
1998  ESOP  Plan

The Company adopted an Employees Stock Ownership Plan ("ESOP" or the "Plan") on May 1, 1998, which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement. The purpose of the Plan is to enable participating employees of the Company to share in the development and growth of the Company and to provide participants with an opportunity to build capital for their retirement, the Plan is designed to do so without any deductions from the participants' paychecks and without any cash investment by participants. The Plan provides for an allocation of Company stock to each participant's account of the greater of 15% or the maximum percentage allowable of participants' eligible compensation. Participants in the Plan are vested after of three years of uninterrupted service with the Company.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

The total outstanding common stock of the Company as of December 31, 1999, consists of 40,500,000 shares. All outstanding shares of common stock are entitled to one vote per share.

Security  Ownership  of  Certain  Beneficial  Owners

The following table sets forth as of December 31, 1999, each stockholder known to the Company to beneficially own more than 5 percent of the Company's outstanding shares of common stock.

(1) Title of Class  (2) Name and address of    (3) Amount and nature    (4) Percent of
                       beneficial owner      of beneficial ownership        class
Common Stock        The 3H Corporation         24,500,001(1)            60.5%
                    P.O. Box 671304
                    Dallas, Texas 75367

Common Stock        Citizens Capital Corp.     15,000,000(2)(3)         37.0%
                    Employee Stock Ownership
                    Trust
                    P.O. Box 670406
                    Dallas, Texas 75367


(1) The 3H Corporation directly owns 23,500,002 common shares of the Company and in its role  as  the  general  partner  of  Brice  Street  Partners  Ltd., has sole voting and investment  power  over  999,999  additional  common  shares  of  the Company. Billy D.
Hawkins,  Chief Executive Officer; Chairman of the Board and a Director of the Company,
has sole voting and investment control of The 3H Corporation.  As a result, Mr. Hawkins may  be  deemed to be the beneficial owner of the shares owned and/or controlled by The
3H  Corporation.

(2)  Billy D. Hawkins, Chief Executive Officer; Chairman of the Board and a Director of
the  Company;  Dwight  Washington,  a Director of the Company; and Hubert H. Hawkins, a
Director  of  the  Company  are  members  of  the Citizens Capital Corp. Employee Stock
Ownership Plan Executive Committee.  As a result, the Executive Committee consisting of
Mr.  Hawkins;  Mr.  Washington  and  Mr. Hubert H. Hawkins may be deemed to have shared investment  power  over  the  shares owned by the Citizens Capital Corp. Employee Stock
Ownership  Trust.  The  address  for each member of the Citizens Capital Corp. Employee
Stock  Ownership  Plan  Executive  Committee is: P. O. Box 670406, Dallas, Texas 75367.

(3)  Pursuant  to the trust agreement which governs the Citizens Capital Corp. Employee
Stock  Ownership  Trust,  the trust has a duration of 10 years and expires November 11,
2007.

Security  Ownership  of  Management

The following table sets forth certain information regarding the beneficial ownership as of December 31, 1998, of the Company's common stock by (a) each person known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director of the Company, and (c) all directors and executive officers of the Company as a group (5 persons), owned beneficially 39,499,998 shares or 97.5% of the issued and outstanding shares of common stock as set forth in the following table.

(1) Title of Class    (2)Name of             (3) Amount and Nature    (4) Percent of
                    Beneficial Owner         of Beneficial Ownership       Class
Common Stock        Billy D. Hawkins                   24,500,001(1)           60.5%
Common Stock        Dwight Washington                     100,000(2)               *
Common Stock        Hubert H. Hawkins                     100,000(3)               *
Common Stock        Enos Harris                           100,000(4)               *
Common Stock        Directors and Executive           15,000,000 (5)           37.0%
                    Officers As A Group (5)
                    persons

(*)  Less  than  1%

(1)  The  3H  Corporation  directly owns 23,500,002 common shares and in its role as the general partner of Brice Street Partners Ltd., has sole voting and investment power over
999,999  additional  shares.  Billy D. Hawkins, Chief Executive Officer; Chairman of the
Board  and a Director of the Company, has sole voting and investment control over The 3H
Corporation.  As  a result, Mr. Hawkins may be deemed to be the beneficial owner  of the shares owned and/or controlled by both The 3H Corporation and Brice Street Partners Ltd

(2)  Dwight  Washington  in  his  role  as Chief Financial Officer of the Company has an option  to buy 100,000 shares of the Company's class A; common stock at $1.50 per share.
Unless  or  until extended, said option is for a period of four years beginning December
31,  1998.  No  options  have  been  exercised  as  of  December  31,  1999.

(3)  Hubert  H.  Hawkins in his role as Vice President of Benefits of the Company has an option  to buy 100,000 shares of the Company's class A; common stock at $1.50 per share.
Unless  or  until  extended,  said  option  is  for  a period  of  four  years beginning
December  31,  1998.  No  options  have  been  exercised  as  of  December  31,  1999.

(4)  Enos  Harris in his role as Chief Operating Officer of the Company has an option to buy 100,000 shares of the Company's class A; common stock at $1.50 per share.  Unless or until extended, said  option is for a period of four  years beginning December 31, 1998.
No  options  have  been  exercised  as  of  December  31,  1999.

(5)  Billy  D. Hawkins, Chief Executive Officer; Chairman of the Board and a Director of
the  Company;  Dwight  Washington,  a  Director of the Company; and Hubert H. Hawkins, a
Director  of  the  Company  are  members  of  the  Citizens Capital Corp. Employee Stock
Ownership  Plan Executive Committee.  As a result, the Executive Committee consisting of
Mr.  Hawkins;  Mr.  Washington  and  Mr.  Hubert H. Hawkins may be deemed to have shared investment  power  over  the  shares  owned by the Citizens Capital Corp. Employee Stock
Ownership  Trust.  The  address  for  each member of the Citizens Capital Corp. Employee
Stock  Ownership  Plan  Executive  Committee is:  P. O. Box 670406, Dallas, Texas 75367.

Changes  in  Control

The Company has no knowledge of any arrangements whereby its securities or those of its parent, have been pledged, the subsequent operation of which, would result in a change in control of the Company.

Item  12.  Certain  Relationships  and  Related  Transactions.

Transactions  with  Management  and  Others

On May 8, 1998, the Company sold 15,000,000 shares of its common stock to its Employee Stock Ownership Plan (ESOP) Trust, the Citizens Capital Corp. Employee Stock Ownership Trust for $3.34 per share or $50,100,000.

Billy D. Hawkins, a director, Chief Executive Officer and Chairman of the Board of the Company; Dwight Washington, a director and Chief Executive Officer of the Company; and Hubert H. Hawkins, a director and Vice President of the Company serve on the Executive Committee of the Citizens Capital Corp. Employee Stock Ownership Trust. While neither Mr. Billy D. Hawkins; Mr. Dwight Washington; nor Mr. Hubert H. Hawkins separately hold any interest in the trust's assets, Mr. Billy D. Hawkins; Mr. Dwight Washington; and Mr. Hubert H. Hawkins may be said to have shared investment power over said assets.

Certain  Business  Relationships

For the Company's 1997; 1998 and 1999 fiscal years respectively, Billy D. Hawkins, a director, Chief Executive Officer and Chairman of the Board of the Company also served as Chief Executive Officer for the Company's three (3) 97% owned subsidiaries: Landrush Realty Corporation; Media Force Sports & Entertainment, Inc. and SCOR Brands IncMr. Hawkins also currently maintains the role of Chairman of the Board for each of said subsidiaries.

Indebtedness  of  Management

None of the following has been nor are they currently indebted to the Company or its subsidiaries for any amount:

1)  no  director  or  executive  officer  of  the  Company;
2)  no  nominee  for  election  as  a  director  of  the  Company;
3) no member of the immediate family of any of the persons specified in paragraph (1) or (2) of this subsection;
4) no corporation or organization, other than the Company or its subsidiaries, of which any of the persons specified in paragraph (1) or (2) of this subsection is an executive officer or partner or is directly or indirectly, the beneficial owner of ten percent or more of any class of equity securities;

5) Billy D. Hawkins, a director, Chief Executive Officer and Chairman of the Board of the Company; Dwight Washington, a director and Chief Executive Officer of the Company; and Hubert H. Hawkins, a director and Vice President of the Company serve on the Executive Committee of the Citizens Capital Corp. Employee Stock Ownership Trust.

On May 8, 1998, the Company sold 15,000,000 shares of its common stock to the Citizens Capital Corp. Employee Stock Ownership Trust pursuant to its1998
Employee  Stock  Ownership  Plan  (ESOP),  for  $3.34  per share or $50,100,000.

As payment for the 15,000,000 common shares, the Citizens Capital Corp. Employee Stock Ownership Trust has executed a 5 year, $50,100,000 promissory note bearing an annual interest rate of fourteen and one-half percent (14.5%). Said promissory note is secured by a security agreement collaterializing 15,000,000 shares of Citizens Capital Corp.'s common stock held by the Citizens Capital Corp. Employee Stock Ownership Trust.

Transactions  with  Promoters

As the sole founder and original investor of the Company, Billy D. Hawkins, a Director, Chief Executive Officer and Chairman of the Board of the Company is the only person who may currently be considered a promoter of the Company.

As sole founder of the Company, Billy D. Hawkins held 7,833,334 shares of the Company's common stock, through the The 3H Corporation, at fiscal year end December 31, 1997. Pursuant to a (3) for (1) stock split by the Company on May 3, 1998, Billy D. Hawkins, through The 3H Corporation, holds 23,500,002 shares of the Company's common stock.

For the Company's 1997 and 1998 fiscal years respectively, Billy D. Hawkins, a director, Chief Executive Officer and Chairman of the Board of the Company also served as Chief Executive Officer for each of the Company's three (3) 97% owned subsidiaries: Landrush Realty Corporation; Media Force Sports & Entertainment, Inc. and SCOR Brands IncMr. Hawkins maintained the role of Chairman of the Board for each of the Company's (3) subsidiaries during fiscal year 1999.

On August 15, 1995, the Company sold the trademarks and exclusive marketing rights to two (2) of its residential home equity brand products: The Texas Home Equity ReFund(R) and The Cash-Out Mortgage ReFinancer(R) to Landrush in exchange for 19,000,000 shares of Landrush common stock.

On June 13, 1997, the Company sold the trademark and exclusive marketing rights to its third residential home equity brand product: The Home Equity Cashier(R) to Landrush in exchange for 333,334 shares of Landrush common stock.

On November 20,, 1997, the Company sold the trademark, publishing and exclusive marketing rights to its Black Financial~News(R) print publication to Media Force in exchange for 19,333,334 shares of Media Force common stock.

On November 20, 1997, the Company sold the trademark and exclusive marketing rights to its SCOR(R) athletic shoe and apparel logo to SCOR in exchange for 19,333,334 shares of SCOR common stock.

Item.  13.  Exhibits,  List  and  Reports  on  Form  8-K.

(a)     Exhibits.

      See  Index  to  Exhibits.

(b)     Reports  on  Form  8-K.

      Not  applicable.

                                  EXHIBIT INDEX

                         SEE "EXHIBIT INDEX" ON PAGE 29

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens  Capital  Corp.                         By:  /s/  Billy  D.  Hawkins
------------------------                              -------------------------
      (Registrant)                                    Chief  Executive  Officer


Date:______________________________

                                  EXHIBIT INDEX

Exhibit No  Description                                      Page No.
----------  -----------------------------------------------  --------

3.1         Amended Articles of Incorporation                       *

3.2         By-Laws                                                 *

4.1         Instrument Defining The Rights of  Shareholder          *

10.1        1998 Employee Stock Ownership Plan                      *

10.2        1998 Stock Option Plan                                  *

10.3        Citizens Capital Corp. Employee Stock Ownership        **
            Trust Promissory Note and Security Agreement

21.1        Subsidiaries of the Registrant                         30

27.1        Financial Data Schedule                                31


(1) The Exhibit required hereof is hereby incorporated by reference to the same Exhibit number to the Company's Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission on March 19, 1999, File No. 0-24344.
(2) The Exhibit required hereof is hereby incorporated by reference to the same Exhibit number to the Company's amended Registration Statement on Form 10-SB/A as filed with the Securities and Exchange Commission on July 14, 1999, File No. 0-24344.