Form 10QSB
period 2000-03-31
CITIZENS CAPITAL CORP
filed 2000-05-16
CIK 925535

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[  ]   Transition  report  pursuant  to  section  13  or 15(d) of the Securities
Exchange  Act  of  1934  for  the  transition  period  from  _______________  to
_______________.

Commission  file  number:  0-29830

                             Citizens Capital Corp.
           (Name of Small Business Issuer as specified in its charter)

                              Texas     75-2368452
   (State or other jurisdiction of incorporation organization)     (IRS Employer
                               Identification No.)

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

                          Yes    [x]           No   [ ]

Number  of  shares  outstanding of the issuer's common stock as of  May 5, 2000:
40,500,000  shares  of  common  stock,  no  par  value.

Transitional  Small  Business  Disclosure  Format:

                         Yes    [  ]           No   [x]

                              INDEX TO FORM 10-QSB

                                                            Page No.
                                                            --------
PART I

             Item 1.  Financial Statements                         4


             Item 2.  Management's Discussion and Analysis         7
of Financial Condition

 PART II

             Item 1.  Legal Proceedings                            8

             Item 2.  Changes in Securities                        8

             Item 3.  Defaults Upon Senior Securities              8

             Item 4.  Submission of Matters to a Vote of           8
                            Securities Holders

             Item 5.   Other Information                           8

             Item 6.   Exhibits and Reports on Form 8-K            9

                          PART I-FINANCIAL INFORMATION

The balance sheet as of March 31, 2000; statements of operations; statement of cash flows for the first quarters ended March 31, 2000 and 1999 respectively and the period from inception (March 12, 1991) to March 31, 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2000 and results of operations for the first quarter ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim unaudited financial statements should be read in conjunction with the Company's audited annual financial statements for the years ended December 31, 1999 and 1998 located in the Company's Form 10-KSB annual report filed with the Securities and Exchange Commission on March 30, 2000.


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

Item  1.  Financial  Statements

                              CITIZENS CAPITAL CORP.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                               AS OF March 31, 2000

                                      ASSETS
                                      ------

CURRENT ASSETS -
Cash                                                                $         14
     Prepaid Expenses                                                      1,000
                                                                    -------------
           Total current assets                                            1,014

OFFICE EQUIPMENT, net of accumulated depreciation of $3,500                   60

OTHER ASSETS
    Intangible Assets, net                                                   320
                                                                    -------------

Total Assets                                                        $      1,394
                                                                    -------------

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------------------------------------

CURRENT LIABILITIES -
Accounts payable                                                    $          0
     Credit card cash advances                                             3,800

                    Total Current Liabilities                              3,800



            Total Liabilities                                          _$__3,800
                                                                    -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized;
   1,000,000 shares issued and outstanding                             1,000,000
Common stock, no par value, 100,000,000 shares authorized;
   40,500,000 shares issued and outstanding ($.01 stated value)          405,000
Additional paid-in capital                                            48,805,285
Note receivable from ESOP                                            (50,100,000)
Deficit accumulated during the development stage                        (113,817)
                                                                    -------------
Total stockholders'equity                                                 (2,406)
                                                                    -------------

Total liabilities and stockholders' equity                          $      1,394
                                                                    =============

                               CITIZENS CAPITAL CORP.
                            (a development stage company)

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the THREE Months Ended march 31, 1999 and 1998
                  AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                                   march 31, 2000
                                     (Unaudited)


                                         THREE Months Ended
                                               march 31,             Period from
                                        -------------------------- March 12, 1991 to
                                            2000          1999       March 31, 2000
                                        ------------  ------------  ----------------
SALES                                   $         0   $         0   $           438

COST OF SALES                                     0             0               275
                                        ------------  ------------  ----------------
                                                  0             0               163

GENERAL AND ADMINISTRATIVE EXPENSES           3,333         5,556           113,398
                                        ------------  ------------  ----------------

NET LOSS                                $    (3,333)  $    (5,556)  $      (113,817)
                                        ============  ============  ================

NET LOSS PER SHARE (BASIC AND DILUTED)  $        --   $        --

Weighted Average Shares                  40,500,000    40,500,000
                                        ============  ============



                                  CITIZENS CAPITAL CORP.
                              (a development stage company)

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the THREE Months Ended march 31, 2000 and 1999
                     AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                                      march 31, 1999
                                       (Unaudited)


                                                      three months
                                                     Ended march 31,      Period  from
                                                   ------------------   March 12, 1991 to
                                                     2000      1999     March  31,  2000
                                                   --------  --------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(3,333)  $(5,556)  $        (113,817)
                                                                       ==================
Adjustments to reconcile net loss to cash used by
       operating activities:
Expenses paid by stockholder                             0     3,693              94,000
Depreciation and amortization                            0        98               3,580
Increase (Decrease) in Credit Cards advances             0         0               3,800
Increase (Decrease) in Prepaid Expenses                  0         0              (1,000)
0Increase (Decrease) in accounts payable                 0       750                   0
                                                   --------  --------  ------------------
Net cash used by operating activities               (3,333)   (1,015)            (13,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment                             -         -              (3,560)
Payment for intangible assets                            -         -                (400)
                                                   --------  --------  ------------------
Net cash used by investing activities                    -         -              (3,960)

CASH FLOWS FROM FINANCING ACTIVITIES -
Sale of stock and contribution by stockholder        1,126     3,350              17,411
                                                   --------  --------  ------------------

NET INCREASE (DECREASE) IN CASH                     (2,207)    2,335                  14

CASH, beginning of period                            2,221     1,015                   0
                                                   --------  --------  ------------------

CASH, end of period                                $    14   $ 3,350   $              14
                                                   ========  ========  ==================

                                     ------
                             Citizens Capital Corp.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Unaudited  Information
--------------------------

The consolidated balance sheet as of March 31, 2000 and the consolidated statements of operations for the three month periods ended March 31, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999.

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

                              Results of Operations

Three  Months  Ended  March  31,  2000

REVENUES. Revenue of $0 for the first quarter of 2000 compares to $0 for the first quarter of 1999. For the first quarter end 2000 and 1999 respectively, the Company's products and services were not introduced into their respective markets. As such, the Company generated no revenue for this period. The Company has completed primary development of its initial products and services and is currently preparing said products and services for entry into their respective markets. The Company believes that the markets for each of its products and services remain strong. In order to facilitate the entry of its initial products and services into their respective markets, the Company has implemented a strategy of purchasing revenue streams through the acquisition of those certain operating entities, assets and/or marketing rights which may provide the Company with complementary additions to its existing operations, assets, products and/or services.

While the Company did not generate revenue for the comparative periods reported, the Company believes that the initial introduction of its developed products and services into the market place will establish and increase its ability to generate revenue. In addition, the Company believes that its strategy of pursuing the purchase of revenue streams through the merger and acquisition process and/or the creation of various joint ventures will allow the Company to accelerate the rate in which it establishes and generates revenue.

In addition to introducing its own products and services into their respective markets, the Company intends to utilize the remainder of its 2000 fiscal year focusing on identifying, evaluating and pursuing suitable merger and/or the acquisition of those operating, revenue producing entities which offer products and/or services similar to, or the same as, those proposed by the Company. The Company continues in direct contact with various companies who may be suitable acquisition candidates for the Company. Moreover, the Company maintains ongoing relationship with investment banks and business intermediaries who represent companies operating in various industries who are seeking to be acquired.

GROSS PROFIT. Gross profit of $0 for the first quarter of 2000 compares to $0 for the first quarter of 1999. The lack of gross profit for the comparative periods is attributable to a the lack of revenue and cost of revenue generated for said periods. For the first quarter end 2000 and 1999 respectively, the Company's products and services were not introduced into their respective markets, as such, the Company did not report any gross profit for the respective periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses of $3,333 for the first quarter of 2000 compares to $5,556 for the first quarter of 1999. The decrease in selling, general and administrative expenses reflects a reduction in the general expenses associated with the Company's operations for the period. As the Company introduces its products and services into the market place during the remainder of its 2000 fiscal year, the Company expects its selling, general and administrative cost shall increase. In addition, for the remainder of its 2000 fiscal year, the Company expects selling, general and administrative cost shall increase as it continues its ongoing identification, evaluation and pursuit of suitable merger, acquisition and/or joint venture candidates.

OTHER INCOME (EXPENSES). The Company did not generate any other items of income or expense for the first quarter of 2000 nor the first quarter of 1999.

NET INCOME (LOSS). A net loss of $3,333 on revenue of $0 for the first quarter of 2000 compares to a net loss of $5,556 on revenue of $0 for the first quarter of 1999. The net loss reported by the Company for the attributable periods is due to a lack of revenue generated while general administrative expenses associated with operations remained constant.

Liquidity  And  Capital  Resources

To continue its plan of operation for the remainder of its 2009 fiscal year, the Company expects to undertake capital obligations in order to market, distribute and expand the products and/or services proposed by its Landrush Realty Corporation (Landrush); Media Force Sports & Entertainment Inc. (Media Force) and SCOR Brands Inc. (SCOR) subsidiaries.

The Company expects to undertake initial capital obligations of $220,000 to hire executive management and general administration personnel for itself. Subsequently, the Company expects to incur additional capital obligations of $100,000; $100,000 and $300,000 to hire management, general administration, marketing and sales personnel for each of Landrush; Media Force and SCOR respectively. In order to fund the continuance of its operations, the Company expects to pursue working capital lines of credit of $100,000 for itself and $100,000 each for Landrush; Media Force and SCOR respectively.

The Company expects to expand the products and services proposed to be offered by Landrush; Media Force and SCOR primarily by acquiring those existing, income producing operating entities that offer products and services similar to, or the same as, those offered by Landrush; Media Force and SCOR. To facilitate its growth and expansion plans for Landrush; Media Force and SCOR, the Company intends to pursue loans from affiliates of the Company and/or third party lenders in the amounts of $415,000; $200,000 and $750,000 respectively for each of its three subsidiaries.

Plan  of  Operation

The Company's plan of operation for the remainder of its 2000 fiscal year is to:
(1) introduce into the consumer marketplace the products and/or services proposed by its three subsidiaries: Landrush, Media Force and SCOR and (2) continue to identify, evaluate and pursue suitable merger and/or acquisition of those operating, income producing entities which offer products and/or services similar to, or the same as, those proposed by the Company.

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

Date:  May  8,  2000


                                            By:  _________________

                                            Chief  Executive  Officer


Citizens  Capital  Corp.
------------------------
(Registrant)                                By:  /s/  Billy  D.  Hawkins
                                                  -------------------------
                                                  Chief  Executive  Officer




                [THE REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

                                  EXHIBIT INDEX


                     Exhibit No     Description     Page No.
                     ----------     -----------     -------

                     27.1     Financial Data Schedule     12
                     27.2     Financial Data Schedule     13