Form 10QSB
period 2000-06-30
CITIZENS CAPITAL CORP
filed 2000-08-15
CIK 925535

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ]   Transition  report  pursuant  to  section  13  or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____________ to ___________.

Commission  file  number:  0-29830

                             Citizens Capital Corp.
           (Name of Small Business Issuer as specified in its charter)

           Texas                                               75-2368452
(State or other jurisdiction of                              (IRS Employer
 incorporation organization)                               Identification No.)

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

                          Yes    [x]           No   [ ]

Number of shares outstanding of the issuer's common stock as of August 10, 2000: 40,500,000 shares of common stock, no par value.

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

                          PART I-FINANCIAL INFORMATION

The balance sheet as of June 30, 2000; statements of operations; statement of cash flows for the second quarters ended June 30, 2000 and 1999 respectively and the period from inception (March 12, 1991) to June 30, 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 2000 and results of operations for the second quarters ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim unaudited financial statements should be read in conjunction with the Company's audited annual financial statements for the years ended December 31, 1999 and 1998 located in the Company's Form 10-KSB annual report filed with the Securities and Exchange Commission on March 30, 2000.


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

Item  1.  Financial  Statements

                              CITIZENS CAPITAL CORP.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                               AS OF JUNE 30, 2000

                                      ASSETS
                                      ------

CURRENT ASSETS -
  Cash                                                              $      1,144
  Account Receivable                                                       4,300
                                                                    -------------
      Total current assets                                                 5,444

EQUIPMENT, net of accumulated depreciation of $3,500                      31,064

OTHER ASSETS
   Intangible Assets, net                                                     320
                                                                    -------------
      Total other assets                                                      320

      Total Assets                                                  $      36,828
                                                                    -------------

             LIABILITIES AND STOCKHOLDER'S EQUITY
             ------------------------------------

CURRENT LIABILITIES -
  Accounts payable                                                  $      4,798
  Credit card cash advances                                                3,800
  Sales tax payable                                                          580
                                                                    -------------
      Total current liabilities                                            9,178

LONG TERM LIABILITIES
  Notes Payable                                                           54,594

      Total Liabilities                                                $  63,772
                                                                    -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 stated value, 5,000,000 shares authorized;
    1,000,000 shares issued and outstanding                            1,000,000
  Common stock, no par value, 100,000,000 shares authorized;
    40,500,000 shares issued and outstanding ($.01 stated value)         405,000
  Additional paid-in capital                                          48,805,285
  Note receivable from ESOP                                          (50,100,000)
  Deficit accumulated during the development stage                      (138,833)
                                                                    -------------
      Total stockholders' equity                                         (26,944)
                                                                    -------------

      Total liabilities and stockholders' equity                    $     36,828
                                                                    =============

                                             CITIZENS CAPITAL CORP.
                                         (a development stage company)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                For the  SIX Months Ended JUNE 30, 2000 and 1999
                                AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                                                 JUNE 30, 2000
                                                  (Unaudited)


                                            THREE Months Ended           SIX Months Ended
                                            ------------------           ----------------        Period from
                                                 June 30                     June 30           March 12, 1991 to
                                                 -------                     -------           -----------------
                                            2000          1999          2000          1999      March 31, 2000
                                        ------------  ------------  ------------  ------------  ---------------

SALES                                   $     9,374   $         0   $     9,374   $         0   $         9,812

COST OF SALES                                 1,577             0         1,577             0             1,852
                                        ------------  ------------  ------------  ------------  ---------------
                                              7,797             0         7,797             0             7,960

GENERAL AND                                  32,813         5,717        36,146         5,556           146,793
                                        ------------  ------------  ------------  ------------  ---------------
ADMINISTRATIVE EXPENSES

NET LOSS                                $  (25,016)    $   (5,717)  $   (28,349)  $    (5,556)  $      (138,833)
                                        ============  ============  ============  ============  ===============

NET LOSS PER SHARE (BASIC AND DILUTED)  $        --   $        --   $        --   $        --

Weighted Average Shares                  40,500,000    40,500,000    40,500,000    40,500,000
                                        ============  ============  ============  ============  ===============

                                     CITIZENS CAPITAL CORP.
                                 (a development stage company)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the SIX Months Ended JUNE 30, 2000 and 1999
                        AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                                         JUNE 30, 2000
                                          (Unaudited)


                                                                                      Period from
                                                         SIX months Ended JUNE 30,  March 12, 1991 to
                                                         -------------------------  -----------------
                                                             2000          1999      JUNE  30,  2000
                                                         ------------  -----------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $   (28,349 )     $(5,556)  $       (138,833)
                                                                                    =================
    Adjustments to reconcile net loss to cash used by
    operating activities:
      Expenses paid by stockholder                                 0        3,693             94,460
      Depreciation and amortization                                0           98              3,580
      Increase (Decrease) in Credit Cards advances                 0            0              3,800
      Increase (Decrease) in Prepaid Expenses                      0            0             (1,000)
      Increase (Decrease) in accounts receivable              (4,300)           0             (4,300)
      Increase (Decrease) in payable                           5,378          750              5,378
                                                         ------------  -----------  -----------------
        Net cash used by operating activities                 27,271       (1,015)           (37,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment and other assets                     (31,004)           -            (34,564)
  Payment for intangible assets                                    -            -               (400)
                                                         ------------  -----------  -----------------
        Net cash used by investing activities                (31,004)           -            (34,964)

CASH FLOWS FROM FINANCING ACTIVITIES -
  Notes payable                                               54,594            -             54,594
  Sale of stock and contribution by stockholder                2,604        3,350             19,429
                                                         ------------  -----------  -----------------
        Net cash provided by financing activities             57,198        3,350             74,023

NET INCREASE (DECREASE) IN CASH                               (1,077)       2,335              1,144

CASH, beginning of period                                      2,221        1,015                  0
                                                         ------------  -----------  -----------------

CASH, end of period                                      $     1,144      $  3,350  $          1,144
                                                         ============  ===========  =================

                             CITIZENS CAPITAL CORP.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Unaudited  Information
--------------------------

The consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations for the six month period ended June 30, 2000 and 1999 respectively were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of June 30, 2000 and the results of operations for the six month period ended June 30, 2000 and 1999 respectively.

On June 1, 2000, the Company acquired the operating assets of DeSoto, Texas based Taylor Printing & Graphics which was integrated into the newly formed Media Force Signs Graphics & Media division of its Media Force Sports & Entertainment, Inc. subsidiary. The financial consideration for the purchase of Taylor Printing & Graphics was $31,004 cash. The Company funded the $31,004 cash purchase price from $1,004 cash on hand; the proceeds of a 3 year, 11.5%, $25,000 loan borrowed by its Landrush Realty Corporation subsidiary and a 2 year, 8.5%, $5,000 loan borrowed from its President, Billy D. Hawkins.


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

Currently, the Company's plans contemplate operating and taking acquisition initiatives in the following three market segments: 1) commercial and residential real estate investment and development; 2) commercial printing and publishing; 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries: Landrush Realty Corporation ("Landrush"); Media Force Sports & Entertainment, Inc. ("Media Force"); and SCOR Brands, Inc. ("SCOR"). Operations since inception have primarily included expenditures related to development of the Company's planned business ventures.

                              Results of Operations

Six  Months  Ended  June  30,  2000

REVENUES. Revenue of $9,374 for the second quarter of 2000 compares to $0 for the second quarter of 1999. During the second quarter end 2000, the Company acquired and integrated Taylor Printing and Graphics into the newly formed Media Force Signs Graphics & Media division of its Media Force Sports & Entertainment, Inc. subsidiary effective June 1, 2000. The increase in revenue for the second quarter end 2000 was due entirely to the revenue which was generated by Taylor Printing and Graphics subsequent to being acquired by the Company.

During the remainder of fiscal year 2000, the Company intends to cause the addition of sign and other media products and services to its Media Force Signs Graphics and Media division. Moreover, the Company intends to open and/or acquire other locations to be designated as Media Force Signs Graphics & Media retail outlets.

The Company has completed primary development of its initial products and services and is currently preparing said products and services for production and entry into their respective markets. The Company, through its SCOR Brands, Inc. subsidiary anticipates moving into initial production of its SCOR Brand line of athletic footwear and apparel. The Company believes that the markets for each of its products and services remain strong. In order to facilitate the entry of its initial products and services into their respective markets, the Company has implemented a strategy of purchasing revenue streams through the acquisition of those certain operating entities, assets and/or marketing rights which may provide the Company with complementary additions to its existing operations, assets, products and/or services.

The Company believes that the initial introduction of its developed products and services into the market place will establish and increase its ability to generate revenue. In addition, the Company believes that its strategy of pursuing the continued purchase of revenue streams through the merger and acquisition process and/or the creation of various joint ventures will allow the Company to accelerate the rate in which it generates increased revenue.

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

GROSS PROFIT. Gross profit of $7,797 for the second quarter of 2000 compares to $0 for the second quarter of 1999. The increase in gross profit for the second quarter of 2000 was attributable entirely to gross profit generated by Taylor Printing & Graphics subsequent to its acquisition by the Company on June 1, 2000. The lack of gross profit for the comparable period in 1999 was a result of the Company's products and services not having been introduced into their respective markets, as such, the Company did not report any gross profit for the respective period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses of $36,146 for the second quarter of 2000 compares to $5,556 for the second quarter of 1999. The increase in selling, general and administrative expenses primarily reflects the increase in general expenses associated with the Company's acquisition and integration of Taylor Printing & Graphics during the period. As the Company introduces its products and services into the market place and hires additional personnel during the remainder of its 2000 fiscal year, the Company expects its selling, general and administrative expenses to increase. In addition, for the remainder of its 2000 fiscal year, the Company expects selling, general and administrative expenses may also increase as it continues its ongoing identification, evaluation and pursuit of suitable merger, acquisition and/or joint venture candidates.

OTHER INCOME (EXPENSES). The Company did not generate any other items of income or expense for the second quarter of 2000 nor for the second quarter of 1999.

NET INCOME (LOSS). A net loss of $28,349 on revenue of $9,374 for the second quarter of 2000 compares to a net loss of $5,556 on revenue of $0 for the second quarter of 1999. The net loss reported by the Company for the second quarter of 2000 is attributable to an increase of both operational and general administrative expenses resulting from the acquisition of Taylor Printing & Graphics as compared to the second quarter of 1999.

Liquidity  And  Capital  Resources

To continue its plan of operation for the remainder of its 2000 fiscal year, the Company expects to undertake capital obligations in order to market, distribute and expand the products and/or services proposed by its Landrush Realty Corporation (Landrush); Media Force Sports & Entertainment Inc. (Media Force) and SCOR Brands Inc. (SCOR) subsidiaries.

The Company expects to undertake initial capital obligations of $220,000 to hire executive management and general administration personnel for itself. Subsequently, the Company expects to incur additional capital obligations of $100,000 and $100,000 to hire management, general administration, marketing and sales personnel for Landrush and Media Force respectively and $550,00,000 in order to initiate production of its SCOR Brand line of athletic footwear and apparel. In order to fund the continuance of its operations, the Company expects to pursue working capital lines of credit of $100,000 for itself and $100,000 each for Landrush; Media Force and SCOR respectively.

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

Plan  of  Operation

The Company's plan of operation for the remainder of its 2000 fiscal year is to:
(1) produce, promote, market and introduce into the consumer marketplace the products and/or services proposed by its three subsidiaries: Landrush, Media Force and SCOR and (2) continue to identify, evaluate and pursue suitable merger and/or acquisition of those operating, income producing entities which offer products and/or services similar to, or the same as, those proposed by the Company.

                            PART II-OTHER INFORMATION

Item  1.  Legal  Proceedings

None

Item  2.  Changes  in  Securities

None

Item  3.  Defaults  upon  Senior  Securities

None

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders.

None

Item  5.  Other  Information

As an initial entry into internet based web site design, hosting, video and audio broadcast, the Company entered into a joint venture with Ormond Beach, Florida based Far Reach Technologies, Inc. The joint venture activities shall be operated through the formation of Citi Host Broadcasting, Inc., the joint venture corporation. In contribution to the joint venture, Far Reach Technologies, Inc. or its subsidiaries, divisions and/or affiliates shall contribute consultant, technical, programming, initial equipment, fixes and upgrade support in exchange for 1,500,000 shares of Citizens Capital Corp. stock and a 20% percent common equity interest in Citi Host Broadcasting, Inc.

In contribution to the joint venture, the Company or its subsidiaries, divisions and/or affiliates shall contribute overall strategy, marketing and sales planning, project management, sales staff, initial paid in capitalization of $5,000,000 in Citizens Capital Corp. stock valued to market at the time of issuance in exchange for an 80% percent common equity interest in Citi Host Broadcasting, IncUpon consummation and full execution of the joint venture transaction between the Company and Far Reach Technologies, Inc., Citi Host Broadcasting shall be a majority owned subsidiary of the Company.

The Company anticipates consummation and full execution of the joint venture to occur sometime doing the third or fourth quarter of fiscal year 2000.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None

                                  EXHIBIT INDEX

                         SEE "EXHIBIT INDEX" ON  PAGE 11

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 10, 2000


                                                    By:
                                                       -------------------------
                                                       Chief  Executive  Officer

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




                [THE REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]