Form 10QSB
period 2000-09-30
CITIZENS CAPITAL CORP
filed 2000-11-20
CIK 925535

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________.

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

                          Yes    [x]           No   [ ]

Number of shares outstanding of the issuer's common stock as of October 18, 2000: 40,500,000 shares of common stock, no par value.

Transitional  Small  Business  Disclosure  Format:

                          Yes    [ ]           No   [x]

                      INDEX TO FORM 10-QSB
                                                            Page No.
                                                            --------
PART I

             Item 1.  Financial Statements                         4

             Item 2.  Management's Discussion and Analysis
                         of Financial Condition                    7

PART II

             Item 1.  Legal Proceedings                            8

             Item 2.  Changes in Securities                        8

             Item 3.  Defaults Upon Senior Securities              8

             Item 4.  Submission of Matters to a Vote of
                         Securities Holders                        8

             Item 5.  Other Information                            8

             Item 6.  Exhibits and Reports on Form 8-K             9

                          PART I-FINANCIAL INFORMATION

The balance sheet as of September 30, 2000; statements of operations and statement of cash flows for the third quarters ended September 30, 2000 and 1999 respectively and the period from inception (March 12, 1991) to September 30, 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2000; results of operations and cash flow for the third quarters ended September 30, 2000 and 1999 respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim unaudited financial statements should be read in conjunction with the Company's audited annual financial statements for the years ended December 31, 1999 and 1998 located in the Company's Form 10-KSB annual report filed with the Securities and Exchange Commission on March 30, 2000.


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

Item  1.  Financial  Statements

                             CITIZENS CAPITAL CORP.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                            AS OF SEPTEMBER  30, 2000

                                      ASSETS
                                      ------
CURRENT ASSETS -
    Cash                                                            $      4,135
    Accounts Receivable                                                    1,887
                                                                    -------------
        Total current assets                                               6,022

EQUIPMENT, net of accumulated depreciation of $3,500                      31,064

OTHER ASSETS
    Intangible Assets, net                                                   320

        Total Assets                                                $     37,406
                                                                    -------------

                         LIABILITIES AND STOCKHOLDER'S EQUITY
                         ------------------------------------

CURRENT LIABILITIES -
    Accounts payable                                                $      5,705
    Credit card cash advances                                             36,942
    FICA  Payable                                                          1,473
    Federal W/H  Payable                                                     962
    FUTA Payable                                                              77
    SUTA Payable                                                             260

             Total current liabilities                                    45,419

LONG TERM LIABILITIES
    Notes Payable                                                         28,653

        Total Liabilities                                              $  74,072
                                                                    -------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 stated value, 5,000,000 shares authorized;
      1,000,000 shares issued and outstanding                          1,000,000

    Common stock, no par value, 100,000,000 shares authorized;
      40,500,000 shares issued and outstanding ($.01 stated value)       405,000
    Additional paid-in capital                                        48,806,909
    Note receivable from ESOP                                        (50,100,000)
    Deficit accumulated during the development stage                    (148,575)
                                                                    -------------
        Total stockholders' equity                                       (36,666)
                                                                    -------------

        Total liabilities and stockholders' equity                  $     37,406
                                                                    =============

                                            CITIZENS CAPITAL CORP.
                                        (a development stage company)

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the  NINE Months Ended SEPTEMBER  30, 2000 and 1999
                            AND THE  PERIOD FROM INCEPTION (MARCH 12, 1991) TO
                                           SEPTEMBER  30,  2000
                                                (Unaudited)

                                           THREE  MONTHS ENDED        NINE  MONTHS ENDED           Period from
                                               SEPTEMBER  30              SEPTEMBER  30         March 12, 1991 to
                                        --------------------------  --------------------------  -----------------
                                            2000          1999         2000          1999         SEPTEMBER 30,
                                        ------------  ------------  ------------  ------------         2000

SALES                                   $    27,774   $         0   $    37,148   $         0   $         37,586
OTHER INCOME                                    865                         865                              865

COST OF SALES                                 7,476             0         9,053             0              9,328
                                        ------------  ------------  ------------  ------------  -----------------
                                             21,163             0        28,960             0             29,123

GENERAL AND ADMINISTRATIVE EXPENSES          30,905         2,670        67,051         8,226            177,698
                                        ------------  ------------  ------------  ------------  -----------------

NET LOSS                                $    (9,742)  $    (2,670)  $   (38,091)  $    (8,226)  $       (148,575)
                                        ============  ============  ============  ============  =================

NET LOSS PER SHARE (BASIC AND DILUTED)  $        --   $        --   $        --   $        --

Weighted Average Shares                  40,500,000    40,500,000    40,500,000    40,500,000
                                        ============  ============  ============  ============

                                                     CITIZENS CAPITAL CORP.
                                                  (a development stage company)

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the NINE Months Ended SEPTEMBER 30, 2000 and 1999
                                        AND THE PERIOD FROM INCEPTION (MARCH 12, 1991) TO
                                                       SEPTEMBER 30, 2000
                                                           (Unaudited)



                                                           NINE MONTHS ENDED
                                                       ------------------------
                                                            SEPTEMBER 30,           Period from
                                                       ------------------------  March 12, 1991 to
                                                          2000         1999      September 30, 2000
                                                       ----------  ------------  ------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net loss                                             $ (38,091)  $     (8,226)  $       (148,575)
                                                                                  =================
    Adjustments to reconcile net loss to cash used by
    operating activities:
      Expenses paid by stockholder                                        5,695             93,460
      Depreciation and amortization                                         196              3,580
      Change in Credit Cards advances                     33,142                            36,942
      Change in Prepaid Expenses                           1,000
      Change in accounts receivable                       (1,887)                           (1,887)
      Change in accounts payable                           5,705          1,320              5,705
      Change in taxes payable                              2,772                             2,772
                                                       ----------  -------------  -----------------
           Net cash used by operating activities           2,641         (1,015)            (8,003)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and other assets                 (31,004)                          (34,564)
  Payment for intangible assets                                                               (400)
                                                       ----------                 -----------------
           Net cash used by investing activities         (31,004)                          (34,964)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable                                           28,653                            28,653
  Sale of stock and contribution by stockholder            1,624          4,600             18,449
                                                       ----------  -------------  -----------------
           Net cash provided by financing activities      30,277          4,600             47,102


NET INCREASE (DECREASE) IN CASH                            1,914          3,585              4,135

CASH, beginning of period                                  2,221          1,015
                                                       ----------  -------------  -----------------

CASH, end of period                                        4.135          4,600              4,135
                                                       ==========  =============  =================

                             CITIZENS CAPITAL CORP.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Unaudited  Information
--------------------------

The consolidated balance sheet as of September 30, 2000; consolidated statements of operations and consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999 respectively were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of September 30, 2000; results of operations and cash flow for the nine month periods ended September 30, 2000 and 1999 respectively.

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

                              Results of Operations

Three Months Ended September 30, 2000

REVENUES. Revenue of $27,774 for the third quarter of 2000 compares to $0 for the third quarter of 1999. Effective June 1, 2000, the Company acquired and integrated Taylor Printing and Graphics into the newly formed Media Force Signs Graphics & Media division of its Media Force Sports & Entertainment, Inc. subsidiary. The increase in revenue for the third quarter end 2000 was due entirely to the revenue which was generated by the Media Force Signs Graphics & Media division, subsequent to the acquisition of Taylor Printing and Graphics by the Company.

During the remainder of fiscal year 2000, the Company intends to continue the evaluation, for acquisition, of other media product and service companies to add to its Media Force Signs Graphics and Media division. Moreover, the Company intends to open and/or acquire other locations to be designated as Media Force Signs Graphics & Media retail outlets.

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

GROSS PROFIT. Gross profit of $21,163 for the third quarter of 2000 compares to $0 for the third quarter of 1999. The increase in gross profit for the third quarter of 2000 was attributable entirely to gross profit generated by the Media Force Signs Graphics & Media division subsequent to the acquisition of Taylor Printing and Graphics by the Company effective on June 1, 2000. The lack of gross profit for the comparable period in 1999 was a result of the Company's products and services not having been introduced into their respective markets, as such, the Company did not report any gross profit for the respective period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses of $30,905 for the third quarter of 2000 compares to $2,670 for the third quarter of 1999. The increase in selling, general and administrative expenses primarily reflects the increase in general and administrative expenses in its Media Force Signs Graphics & Media division associated with the Company's acquisition and integration of Taylor Printing & Graphics during the second quarter and operation of said division during the third quarter. As the Company introduces its products and services into the market place and hires additional personnel during the remainder of its 2000 fiscal year, the Company expects its selling, general and administrative expenses to increase. In addition, for the remainder of its 2000 fiscal year, the Company expects selling, general and administrative expenses may also increase as it continues its ongoing identification, evaluation and pursuit of suitable merger, acquisition and/or joint venture candidates.

OTHER INCOME (EXPENSES). During the third quarter of 2000, the Company had other income of $865 generated as a result of management and administrative fees paid by its Media Force Signs Graphics & Media division for management and administrative services rendered by the Company.

NET INCOME (LOSS). A net loss of $9,742 on revenue of $27,774 for the third quarter of 2000 compares to a net loss of $2,670 on revenue of $0 for the third quarter of 1999. The net loss reported by the Company for the third quarter of 2000 is attributable to an increase in general and administrative expenses resulting from the acquisition of Taylor Printing & Graphics during the second quarter of 2000 and the operation thereof during the third quarter of 2000.

Liquidity  And  Capital  Resources

To continue its plan of operation for the remainder of its 2000 fiscal year, the Company expects to undertake capital obligations in order to market, distribute and expand the products and/or services proposed by its Landrush Realty Corporation (Landrush); Media Force Sports & Entertainment Inc. (Media Force) and SCOR Brands Inc. (SCOR) subsidiaries.

The Company expects to undertake initial capital obligations of up to $220,000 to hire executive management and general administration personnel for itself. Subsequently, the Company expects to incur additional capital obligations of up to $100,000 to hire management, general administration, marketing and sales personnel for Landrush and Media Force respectively and $550,000 in order to initiate production of its SCOR Brand line of athletic footwear and apparel. In order to fund the continuance of its operations, the Company expects to pursue working capital lines of credit of $100,000 for itself and $100,000 each for Landrush; Media Force and SCOR respectively.

The Company expects to expand the products and services proposed to be offered by Landrush; Media Force and SCOR primarily by acquiring those existing, income producing operating entities that offer products and services similar to, or the same as, those offered by Landrush; Media Force and SCOR. To facilitate its growth and expansion plans for Landrush; Media Force and SCOR, the Company intends to pursue loans from affiliates of the Company and/or third party lenders of up to $415,000; $200,000 and $550,000 respectively for each of its three subsidiaries.

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

None

Item  5.  Other  Information

As an initial entry into internet based web site design, hosting, video and audio broadcast, the Company entered into a joint venture with Ormond Beach, Florida based Far Reach Technologies, IncThe joint venture activities shall be operated through the formation of Citi Host Broadcasting, Inc., the joint venture corporation. In contribution to the joint venture, Far Reach Technologies, Inc. or its subsidiaries, divisions and/or affiliates shall contribute consultant, technical, programming, initial equipment, fixes and upgrade support in exchange for 1,500,000 shares of Citizens Capital Corp. stock and a 20% percent common equity interest in Citi Host Broadcasting, Inc

Upon consummation and full execution of the joint venture transaction between the Company and Far Reach Technologies, Inc., Citi Host Broadcasting shall become a majority owned subsidiary of the Company.

The Company anticipates consummation and full execution of the joint venture to occur sometime during the fourth quarter of fiscal year 2000.

Item  6.  Exhibits  and  Reports  on  Form  8-K
None

                                  EXHIBIT INDEX

                         SEE "EXHIBIT INDEX" ON  PAGE 11

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 10, 2000


                                           By:
                                              --------------------------
                                              Chief Executive Officer

Citizens  Capital  Corp.
------------------------
     (Registrant)                          By:  /s/  Billy D. Hawkins
                                              --------------------------
                                              Chief Executive Officer




                [THE REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

                                  EXHIBIT INDEX


Exhibit No              Description                         Page No.
----------              -----------                         --------

27.1          Financial Data Schedule                         12

27.2          Financial Data Schedule                         13