Form 10KSB
period 2000-12-31
CITIZENS CAPITAL CORP
filed 2001-04-17
CIK 925535

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark  One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission file number:  0-24344

                             Citizens Capital Corp.
           (Name of Small Business Issuer as specified in its charter)

           Texas                                            75-2368452
(State or other jurisdiction                              (IRS Employer
of incorporation organization)                          Identification No.)

  1223 E. Beltline Rd., Suite 1223, DeSoto, Texas 75115 * Mailing Address: P. O.
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

The  issuers revenues for the fiscal year ended  December 31, 2000 were $62,448.

The aggregate market value of the voting common equity held by non-affiliates of the registrant on April 1, 2001, based on the closing bid price of the common stock on the NASD Over-the-Counter Bulletin Board on that date was $200,300.

Indicated below is the number of shares outstanding of each class of the issuer's common stock as of April 1, 2001: 48,022,500 shares of common stock, no par value.

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

Transitional  Small  Business  Disclosure  Format:

                          Yes    [ ]           No   [x]

                                   CITIZENS CAPITAL CORP.

                         INDEX TO THE DECEMBER 31, 2000 FORM 10-KSB


                                                                                    Page No.
                                                                                    --------
PART I

Item. 1    Description of Business                                                         3

Item 2.    Description of Property
                                                                                          12
Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders                            12

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters          13

Item 6.    Management's Discussion and Analysis                                           13

Item 7.    Financial Statements                                                           15

Item 8.   Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                                      27

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
with  Section 16(a) of the Exchange Act.
                                                                                          27
Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management                   30

Item 12. Certain Relationships and Related Transactions                                   32

Item 13. Exhibits, List and Reports on Form 8-K                                           33

                                     PART I

 Item  1.  Business

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

The Company was incorporated under the laws of the State of Texas on March 12, 1991 as Let Us, Inc.. The Company's articles of incorporation were amended in the State of Texas on March 30, 1992 changing the issuer's corporate name from Let Us, Inc. to Citizens Capital Corp..

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

During its 2000 fiscal year, the Company did not undertake any material level of expenditures for product research or development.

During its 2000 fiscal year, the Company's Landrush subsidiary furthered its research related to its contemplated residential and commercial real estate development ventures. Landrush has completed development of its Home Equity Cashier(R) and Cash-Out Mortgage(R) branded home equity mortgage products. During fiscal year 2001, Landrush intends to continue pursuing opportunities to initiate marketing campaigns for both the Equity Cashier(R) and Cash-Out Mortgage(R) branded products.

During its 2000 fiscal year, the Company's Media Force subsidiary did not undertake any material level of product development cost. Media Force has completed the development of its Black~Financial(R) News publication. During fiscal year 2001, Media Force intends to continue pursuing opportunities to initiate a marketing campaign in conjunction with the initial publishing of its Black~Financial(R) News publication.

During its 2000 fiscal year, the Company's SCOR subsidiary did not undertake any material level of product development cost. During fiscal year 2000, SCOR completed development of its SCOR(R) brand line of basketball, golf, running, outdoor and sport sandal footwear. During fiscal year 2001, SCOR intends to move its basketball, golf, running, outdoor and sport sandal footwear lines to production.

     Acquisition  of  Plant  and  Equipment

On July 1, 2000, the Company acquired the assets, equipment and operations of DeSoto, Texas based Taylor Printing & Graphics for $31,000. Subsequent to this acquisition, the Company integrated the operations of Taylor Printing & Graphics into Media Force Signs Graphics & Media, a newly formed division of its Media Force Sports & Entertainment, Inc. unit.

     Change  in  Numbers  of  Employees

During fiscal year 2000 in conjunction with its acquisition of Taylor Printing & Graphics, the Company through the newly formed Media Force Signs Graphics & Media division of its Media Force Sports & Entertainment, Inc. unit added one new employee. During fiscal year 2001, the Company and its subsidiaries anticipates that it may have a material change in the number of employees that are required to manage and support the planning, administrative, finance and accounting, marketing, sales and the day to day operational aspects of: 1) its current operations or 2) any operating entity which may be acquired by the Company or its subsidiaries.

Financial  Information  About  Industry  Segments

The Company is a development stage company. The following table sets forth revenue; operating profit or loss; and identifiable assets; by industry segment attributable to the Company's last three (3) fiscal years. The Company has completed development of its initial products. The Company intends to continue to pursue opportunities for market implementation of its products and services during fiscal year 2001. As such, the Company's financial performance set forth in the table hereof by industry segment may not be indicative of future performance results. As such, any prospective investor in securities of the Company should refer to and carefully consider the Company's consolidated financial statements and the accompanying notes thereto located in the section entitled "Financial Statements Index".

                                                 Year
                                             1998    1999      2000
                                            ------  -------  --------
Sales to unaffiliated customers:
     Real Estate:                                0        0         0
        Mortgage Loans                           0        0         0
        Residential/Commercial Development       0        0         0
     Media:                                      0        0         0
        Printing                                 0        0    62,088
     Athletic Products                           0        0         0
        Footwear                                 0        0         0
        Apparel                                  0        0         0
        Equipment                              438        0         0
Inter-segment sales or transfers:
     Real Estate                                 0        0         0
     Media                                       0        0         0
     Athletic Products                           0        0         0
Operating profit or loss
     Real Estate                            -5,784        0         0
     Media                                  -5,784        0   -48,492
     Athletic Products                      -5,784        0         0
     General Administration                         -18,203  -105,726
Identifiable assets:
     Real Estate                               120      109        99
     Media                                     120      109    31,410
     Athletic Products                         120      109        99

Narrative  Description  of  Business

     Principal  Products  Produced  and  Services  Rendered

The Company, through its Landrush; Media Force; and SCOR subsidiaries currently offers or intends to offer products and/or services in each of the following three market segments:

1) home equity loan marketing; commercial and residential real estate investment and development.
2)  commercial  printing,  publishing.
3)  the  design,  marketing  and  distribution  of  branded  athletic  shoes.

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

Each of Landrush's two branded home equity loan products are targeted for primary distribution through both mortgage and residential real estate brokers. For the fiscal years ended December 31, 1998; December 31, 1999 and December 31, 2000, Landrush's home equity products had not been commercially marketed, distributed or otherwise introduced into the their respective market segments and did not contribute to the Company's consolidated revenue.

Landrush also may acquire existing residential, commercial, industrial, retail and hotel properties to lease and/or operate. Landrush may seek the purchase of raw land to facilitate the development of mixed use projects to include residential, commercial, industrial, retail and hotel sites. For the fiscal years ended December 31, 1998; December 31, 1999 and December 31, 2000, Landrush had not acquired nor developed any residential or commercial real estate assets and did not contribute to the Company's consolidated revenue.

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

Media Force intends to market its Black Financial~News(R) publication by direct subscription, through news stands, newspaper/magazine distributors, and through various retail chain establishments, churches and church based organizations. For the fiscal years ended December 31, 1998; December 31, 1999 and December 31, 2000, Media Force's Black Financial~News(R) publication had not initiated publishing and thereby did not generate any advertising receipts or contribute to the Company's consolidated revenue.

On July 1, 2000, the Company acquired DeSoto, Texas based Taylor Printing & Graphics and integrated this operation into Media Force Signs Graphics & Media, a newly formed division of Media Force. During fiscal year 2000, Media Force Signs Graphics & Media contributed $62,088 to the Company's consolidated revenue.

The principal products intended for production by SCOR are the SCOR(R) brand line of basketball, golf, running and casual shoes. The SCOR(R) brand line of shoes are primarily intended for both the urban and suburban teenage markets.

SCOR intends to utilize its online SCOR Store at www.scorbrands.com; SCOR Store retail outlets and mail order catalogs to market its SCOR(R) brand line of shoes directly to consumers. SCOR also intends to market its SCOR(R) brand line of products through local, regional and national retail sporting goods and footwear stores as such distribution opportunities become available. For the fiscal years ended December 31, 1998 and December 31, 1999, SCOR products had not yet been commercially marketed and distributed on a significant basis and contributed $438 and $0 respectively to the Company's consolidated revenue. During Fiscal year 2000, SCOR completed development of its SCOR(R) brand line of basketball; golf; running; and casual shoes, however, for the fiscal year ended December 31, 2000, SCOR did not generate any receipts or contribute to the Company's consolidated revenue.

     Description  of  the  Status  of  Products  or  Services

As of December 31, 2000, the development of product prototypes have been completed for each of the Company's three subsidiaries.

Development of Landrush's Cash-Out Mortgage ReFinancer(R) and Home Equity Cashier(R) branded home equity mortgage loan products have been completed. Landrush has the exclusive marketing rights for each of the two branded products and intends to pursue opportunities to introduce said products during fiscal year 2001. Development of Media Force's Black Financial~News(R) publication has been completed. Media Force has the exclusive marketing rights for the Black Financial~News(R) publication and intends to pursue opportunities to introduce said products during fiscal year 2001.

The Company acquired DeSoto, Texas based Taylor Printing & Graphics effective July 1, 2000 and integrated this operation into Media Force Signs Graphics & Media, a newly formed division of Media Force. During fiscal year 2001, the Company intends to pursue opportunities to establish additional Media Force Signs Graphics & Media outlets.

Development of SCOR's SCOR(R) brand basketball, golf, running and casual shoe lines have been completed. SCOR , has the exclusive marketing rights for the SCOR(R) brand products and intends to pursue opportunities to introduce its full line of branded products into the consumer marketplace during fiscal year 2001.

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

     Dependence  of  Segment  on  a  Single  Customer

For its fiscal year ended December 31, 2000, neither the Company nor any of its subsidiaries were dependent upon a single customer or a few customers for the generation of product sales.

     Sales  Order  Backlog

For its fiscal year ended December 31, 2000, neither the Company nor any of its subsidiaries currently have any firm or unfirm sales order backlog. Moreover, neither the Company nor any of its subsidiaries have any firm or unfirm sales order backlog for the fiscal years ended December 31, 1998; 1999 and 2000 respectively.

     Renegotiation;  Termination  of  Business  or  Contracts

During its fiscal year ended December 31, 2000, no portion of the Company's contemplated business nor the contemplated business of any of its subsidiaries, were subject to any form of renegotiation preceding nor were they subject to the renegotiation or termination of any major or minor government contracts or contracts otherwise.

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

Nike, Reebok, Adidas, Converse, Puma, And 1 and Fila are amongst the leading market participants in the footwear and apparel industry. Given the proprietary nature existing production, marketing and distribution processes, SCOR may face tremendous competitive risk in its attempts to gain market share from its more established competitors. However, SCOR believes that through the utilization of various alternative methods of product production, marketing and distribution, it may achieve a higher initial level of market results then would otherwise be attainable.

     Research  &  Development  Expenditures

Neither the Company nor its Landrush, Media Force or SCOR subsidiaries incurred any product research and development cost during fiscal year 2000.

The Company believes that the research and development efforts of the Company and its subsidiaries are key factors in its future success. As such, the Company may increase the amount of manpower and financial resources which are allocated to research and development as related to the various products and services contemplated to be offered by the Company and its subsidiaries.

     Compliance  with  Federal,  State,  and  Local  Provisions

For the Company's fiscal year end December 31, 1998; 1999 and 2000 respectively, there were no material or immaterial items or issues of federal, state or local compliance as related to the developmental operations of the Company or of any of its subsidiaries.

During the Company's 2001 fiscal year, the Company does not anticipate making any material or immaterial capital expenditures on items or issues necessary for federal, state or local compliance as related to the developmental operations of the Company or of any of its subsidiaries.

     Number  of  Employees

The Company currently employs one active employee. Until the Company initiates and expands the contemplated operations of its three subsidiary units and/or consummates future acquisition transactions as they become available, the Company's Chief Executive Officer, Billy D. Hawkins has served and will continue to serve as the managing director of the Company and its subsidiaries. Mr. Hawkins is currently in charge of the day to day operations of the Company. Mr. Hawkins has not and does not currently receive any salary compensation from the Company in exchange for his services on behalf of the Company and its shareholders.

In conjunction with the Company's July 1, 2000 acquisition of DeSoto, Texas based Taylor Printing & Graphics and its subsequent integration into the Media Force Signs Graphics & Media division of its Media Force Sports & Entertainment Inc. unit, the Company added one new employee during fiscal year 2000.

During fiscal year 2001, both the Company and its subsidiaries anticipate adding additional staff as its contemplated ventures are marketed and distributed into the marketplace.

Financial  Information  about  Foreign  and Domestic Operations and Export Sales

The Company is a development stage company. The following table sets forth domestic and foreign revenue; operating profit or loss; identifiable assets; and export sales attributable to the Company's last three fiscal years. The initial launch and availability of the Company's products and/or services into their respective market segments is currently intended for implementation during the Company's 2001 fiscal year. As such, the Company's financial performance set forth in the table hereof for domestic and/or foreign operations may not be indicative of future performance results.

                                                          Year

                                                 1998     1999     2000
Sales to unaffiliated customers:
    United States                                 438        0   62,088
    Foreign                                         0        0        0

Sales or transfers between geographic areas:
    United States                                 438        0   62,088
     Foreign                                        0        0        0

Operating Profit or Loss:
     United States:                           -17,353  -18,203  -57,234
      Foreign                                       0        0

Identifiable assets:
      United States                             1,685    3,601   31,631
      Foreign                                       0        0        0

Export Sales:                                       0        0        0

  Item  2.  Description  of  Property

The Company maintains temporary executive offices located at: 1223 E. Beltline Rd., Suite. 116, DeSoto, Texas 75115. In preparation of its anticipated growth and the corresponding need for expanded office accommodations, the Company is actively seeking suitable permanent executive offices.

The operations of each of the Company's three subsidiaries are currently being operated out of the Company temporary executive offices located at: 1223 E.
Beltline  Rd.,  Suite.  116,  DeSoto,  Texas  75115.

As growth and expansion require, the Company and each of its three subsidiaries anticipates relocating to separate executive and/or operational offices during the Company's 2001 fiscal year.

Item  3.  Legal  Proceedings

For the December 31, 1998; 1999 and 2000 fiscal years respectively, neither the Company nor any of its subsidiaries are involved in, nor party to; any current legal proceedings nor any pending litigation brought by any federal, state, local court or regulatory agency.

Item  4.  Submissions  of  Matters  to  a  Vote  of  Security  Holders

The annual meeting of Citizens Capital Corp. shareholders was held on March 25, 2000.

The following persons were nominated and re-elected in their entirety to serve as directors of the Citizens Capital Corp.:

Billy  D.  Hawkins
Hubert  H.  Hawkins
Enos  Harris

At the annual meeting of Citizens Capital Corp. shareholders, the sole matter in which shareholders voted on was the election of board directors. The total common shares eligible to vote were 43,022,500.

Board Nominees
--------------
                     Votes For           42,210,500
Billy D. Hawkins
Hubert H. Hawkins    Votes Against       0
Enos Harris
                     Votes Withheld      0

                     Vote Abstentions    812,000

                     Broker Non-Votes    0

                                     PART II

Item  5.  Market  for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is listed for trading on the NASD Over-the-Counter Bulletin Board under the symbol CAAPThe Over-the-Counter Bulletin Board is an inter-dealer quotation system whose price quotes do not reflect any retail mark-up, mark-down or commission and may not represent actual transactions. The high and low price quotes for the Company's common stock during each quarter of fiscal year 2000 is as follows:

                         Stock
                         -----
2000                  High   Low
----                  ----  -----

      First  Quarter   .03    .02
      Second Quarter  1.71  .1875
      Third  Quarter  2.25    .14
      Fourth Quarter   .34    .04

As of March 31, 2001, there were approximately 49 record holders of the Company's common stock.

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

Item  6.  Management's  Discussion  and  Analysis

The following discussion of the financial condition and results of operations of the Company for its fiscal year ended December 31, 2000 should be read in conjunction with the Financial Statements and the related Notes thereto included under Item 7, "Financial Statements" located in this document. Operations since inception have primarily included expenditures related to the organization of the Company's proposed business ventures, research; the development of its prototype branded products and services. Operations since July 1, 2000, include the acquisition by the Company of DeSoto, Texas based Taylor Printing & Graphics. Subsequent to this acquisition, the Company integrated the operations of Taylor Printing & Graphics into Media Force Signs Graphics & Media, a newly formed division of its Media Force Sports & Entertainment, Inc. unit.

     Liquidity  And  Capital  Resources

Since its inception, the Company has financed its operations primarily from contributions from its principle stockholder and private placements with related parties. For the periods ending December 31, 1998; 1999 and 2000, contributions from its principal stockholder totaled $15,563, $17,319 and $1,623 respectively. The Company had $377 in cash as of December 31, 2000.

The Company's operating activities generated a net loss of ($17,353); ($18,203) and ($57,234) for the fiscal years ended December 31, 1998; 1999 and 2000 respectively. Losses generated during these periods were due to administrative and operating expenses exceeding revenue for the reported periods.

As a development stage company, the Company's products and services have not been marketed and introduced into the market place and thus have not generated sufficient revenues streams to offset administrative and operating expenses through the Company's fiscal year ended December 31, 2000. During fiscal year 2000, the Company completed research and development on its current products and services contemplated to be offered and added the operations and revenue of Taylor Printing & Graphics which was acquired July 1, 2000 and subsequent integrated into the newly formed Media Force Signs Graphics & Media division of its Media Force Sports & Entertainment, Inc. unit. During fiscal year 2001, the Company plans to market and introduce its current branded products and services into the market place.

For the fiscal year ended December 31, 1998; 1999 and 2000 respectively, the Company used $0; $0 and ($31,004) net cash respectively for investing activities. As a development stage company, the Company has not generated sufficient cash from operations to initiate any investing activities; however, cash invested in equipment during fiscal year 2000 was financed by loans and advances from stockholders.

At December 31, 2000, the Company's level of cash reserves and working capital was not sufficient to allow the Company to introduce its developed products and services into the market place. During fiscal year 2001, the Company intends to continue to pursue lines of credit; short term and/or long term borrowings necessary to fund its working capital requirements and introduction of its branded products and services in to the consumer market place.

As of the fiscal year ended December 31, 2000, the Company did not have any material commitments for capital expenditures. During fiscal year 2001, the Company anticipates making capital expenditures of approximately $1,600,000 related to the purchase of initial inventories for its SCOR(R) Brand footwear lines and to pursue and consummate the acquisition of various operating entities as deemed suitable by the Company and to pursue the introduction of its products and/or services into the marketplace. The Company anticipates that the capital necessary for its acquisition initiatives and the introduction of its products and/or services into the marketplace shall be derived from short or long term borrowings.

     Result  of  Operations

The Company is a development stage company whose branded products and services have not been significantly introduced, advertised, promoted or established into the marketplace as of its fiscal year ended December 31, 2000. As such, sales of the Company's branded products and services did not generate any revenues during this period.

Effective July 1, 2000, the Company acquired Taylor Printing & Graphics and subsequently integrated it into the newly formed Media Force Signs Graphics & Media division of its Media Force Sports & Entertainment, Inc. unit. The Taylor Printing & Graphics operations contributed $62,088 to the Company's revenue during the fiscal year ended December 31, 2000.

Administrative and operating expenses outpaced revenues resulting in net losses of ($17,353); ($18,203) and ($57,234) for the Company's fiscal years ended December 31, 1998; 1999 and 2000 respectively.

During the first quarter of fiscal year 2001, the Company anticipates making capital expenditures of approximately $1,600,000 related to the purchase of initial inventories for its SCOR(R) Brand footwear lines. To fund the purchase of said inventories, the Company intends to pursue loan facilities from third party lenders.

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

Item  7.  Financial  Statements  and  Supplementary  Data

   Index to Consolidated Financial Statements:

                                                              Page No.
                                                              --------

 Independent Auditor's Report                                       16

     Financial Statements

             Consolidated Balance Sheet                             17

             Consolidated Statements of Operations                  18

             Consolidated Statement of Stockholder's Deficit        19

             Consolidated Statements of Cash Flows                  20

             Notes to Consolidated Financial Statements             21

                          INDEPENDENT AUDITOR'S REPORT


Board  of  Directors
Citizens  Capital  Corp.
Dallas,  Texas


We have audited the accompanying consolidated balance sheet of Citizens Capital Corp. (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and the period from inception (March 12, 1991) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens Capital Corp. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and the period from inception (March 12, 1991) to December 31, 2000 in conformity with generally accepted accounting principles.




Hein  +  Associates  LLP
Certified  Public  Accountants


Dallas,  Texas
April  10,  2001

                             CITIZENS CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2000

ASSETS

CURRENT ASSETS:
  Cash                                                                                  $        377
  Accounts receivable                                                                          3,487
                                                                                        -------------
     Total current assets                                                                      3,864

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,059                             27,447

INTANGIBLE ASSETS, net                                                                           320
                                                                                        -------------

     Total assets                                                                       $     31,631
                                                                                        =============

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
  Current portion of loans from stockholders                                            $     14,653
  Accounts payable and accrued liabilities                                                    13,939
  Credit card cash advances                                                                   38,418
  Advances from stockholder                                                                    8,270
                                                                                        -------------
     Total current liabilities                                                                75,280

LOANS FROM STOCKHOLDERS, net of current portion                                               12,061

COMMITMENT (Note 9)

STOCKHOLDERS' DEFICIT:
  Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares
    issued and outstanding                                                                 1,000,000
  Common stock, no par value, 100,000,000 shares authorized; 40,510,000 shares issued
    and outstanding ($.01 stated value)                                                      405,100
  Additional paid-in capital                                                              48,836,908
  Note receivable from ESOP                                                              (50,100,000)
  Deficit accumulated during the development stage                                          (197,718)
                                                                                        -------------
     Total stockholders' deficit                                                             (55,710)
                                                                                        -------------

     Total liabilities and stockholders' deficit                                        $     31,631
                                                                                        =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             CITIZENS CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Period  from
                                                                                       Inception
                                                Year Ended December 31,             (March 12, 1991)
                                        ----------------------------------------           to
                                               2000                 1999           December 31, 2000
                                        -------------------  -------------------  -------------------

SALES                                   $           62,088   $                -   $           62,526

COST OF SALES                                       13,596                    -               13,871
                                        -------------------  -------------------  -------------------

GROSS MARGIN                                        48,492                    -               48,655

GENERAL AND ADMINISTRATIVE EXPENSES                135,726               18,203              246,373
                                        -------------------  -------------------  -------------------

NET LOSS                                $          (87,234)  $          (18,203)  $         (197,718)
                                        ===================  ===================  ===================

NET LOSS PER SHARE (basic and diluted)  $                *   $                *
                                        ===================  ===================

*  Less  than  $.01  per  share

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               CITIZENS CAPITAL CORP.
                                              (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                  Preferred Stock         Common Stock       Additional        Note
                                               ---------------------  --------------------    Paid-In       Receivable
                                                Shares      Amount      Shares     Amount     Capital       from ESOP
                                               ---------  ----------  ----------  --------  ------------  -------------
Common stock issued founder upon
  incorporation                                        -  $        -         300  $      3  $        (3)  $          -
                                               ---------  ----------  ----------  --------  ------------  -------------

Common stock issued founder December 24,
  1993                                                 -           -  22,499,700   224,997     (224,997)             -

Preferred stock issued November 1, 1994        1,000,000   1,000,000           -         -     (988,000)             -

Contributions by stockholder at various dates
  prior to 1997                                        -           -           -         -       56,096              -

Cumulative net loss through December 31,
  1996                                                 -           -           -         -            -              -
                                               ---------  ----------  ----------  --------  ------------  -------------

BALANCES, December 31, 1996                    1,000,000   1,000,000  22,500,000   225,000   (1,156,904)             -

Common stock issued for brand and service
  marks November 14, 1997                              -           -   3,000,000    30,000      (30,000)             -

Contributions by stockholder during 1997               -           -           -         -        9,307              -

Net loss for the year                                  -           -           -         -            -              -
                                               ---------  ----------  ----------  --------  ------------  -------------

BALANCES, December 31, 1997                    1,000,000   1,000,000  25,500,000   255,000   (1,177,597)             -

Common stock issued to ESOP May 8, 1998                -           -  15,000,000   150,000   49,950,000    (50,100,000)

Contributions by stockholder during 1998               -           -           -         -       15,563              -

Net loss for the year                                  -           -           -         -            -              -
                                               ---------  ----------  ----------  --------  ------------  -------------

BALANCES, December 31, 1998                    1,000,000   1,000,000  40,500,000   405,000   48,787,966    (50,100,000)

Contributions by stockholder during 1999               -           -           -         -       17,319              -

Net loss for the year                                  -           -           -         -            -              -
                                               ---------  ----------  ----------  --------  ------------  -------------

BALANCES, December 31, 1999                    1,000,000   1,000,000  40,500,000   405,000   48,805,285    (50,100,000)

Common stock issued and options for
  services                                             -           -      10,000       100       30,000              -

Contribution by stockholder during 2000                -           -           -         -        1,623              -

Net loss for  year                                     -           -           -         -            -              -
                                               ---------  ----------  ----------  --------  ------------  -------------

BALANCES, December 31, 2000                    1,000,000  $1,000,000  40,510,000  $405,100  $48,836,908   $(50,100,000)
                                               =========  ==========  ==========  ========  ============  =============

                                              Accumulated
                                                Deficit     Totals
                                               ----------  ---------
Common stock issued founder upon
  incorporation                                $       -   $      -

Common stock issued founder December 24,
  1993                                                 -          -

Preferred stock issued November 1, 1994                -     12,000

Contributions by stockholder at various dates
  prior to 1997                                        -     56,096

Cumulative net loss through December 31,
  1996                                           (65,271)   (65,271)
                                               ----------  ---------

BALANCES, December 31, 1996                      (65,271)     2,825

Common stock issued for brand and service
  marks November 14, 1997                              -          -

Contributions by stockholder during 1997               -      9,307

Net loss for the year                             (9,657)    (9,657)
                                               ----------  ---------

BALANCES, December 31, 1997                      (74,928)     2,475

Common stock issued to ESOP May 8, 1998                -          -

Contributions by stockholder during 1998               -     15,563

Net loss for the year                            (17,353)   (17,353)
                                               ----------  ---------

BALANCES, December 31, 1998                      (92,281)       685

Contributions by stockholder during 1999               -     17,319

Net loss for the year                            (18,203)   (18,203)
                                               ----------  ---------

BALANCES, December 31, 1999                     (110,484)      (199)

Common stock issued and options for
  services                                             -     30,100

Contribution by stockholder during 2000                -      1,623

Net loss for  year                               (87,234)   (87,234)
                                               ----------  ---------

BALANCES, December 31, 2000                    $(197,718)  $(55,710)
                                               ==========  =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               CITIZENS CAPITAL CORP.
                                            (A DEVELOPMENT STAGE COMPANY)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Period from
                                                                                                Inception
                                                                                             (March 12, 1991)
                                                            Year Ended December 31,                 to
                                                           2000                1999          December 31, 2000
                                                   -------------------  -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $          (87,234)  $          (18,203)  $         (197,718)
  Adjustments to reconcile net loss to cash used by
    operating activities:
  Expenses paid by stockholder                                  1,623               17,319               95,083
  Services paid for with stock and options                     30,100                    -               30,100
  Depreciation and amortization                                 3,617                  290                7,197
  Increase in accounts receivable                              (3,487)                   -               (3,487)
  (Increase) decrease in prepaid expenses                       1,000               (1,000)                   -
  Increase (decrease) in accounts payable                      13,939               (1,000)              13,939
  Increase in credit card cash advances                        34,618                3,800               38,418
                                                   -------------------  -------------------  -------------------
    Net cash (provided) used by operating activities           (5,824)               1,206              (16,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                       (31,004)                   -              (34,564)
  Payment for intangible assets                                     -                    -                 (400)
                                                   -------------------  -------------------  -------------------
    Net cash used by investing activities                     (31,004)                   -              (34,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of stock and contribution by stockholder                     -                    -               16,825
  Loans from stockholders                                      26,714                    -               26,714
  Stockholders advances                                         8,270                    -                8,270
                                                   -------------------  -------------------  -------------------
    Net cash provided by financing activities                  34,984                    -               51,809
                                                   -------------------  -------------------  -------------------

NET INCREASE IN CASH                                           (1,844)               1,206                  377

CASH, beginning of period                                       2,221                1,015                    -
                                                   -------------------  -------------------  -------------------

CASH, end of period                                $              377   $            2,221   $              377
                                                   ===================  ===================  ===================

SUPPLEMENTAL INFORMATION -
  Interest paid during year                        $            1,718   $                -
                                                   ===================  ===================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             CITIZENS CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Currently, the Company's plans contemplate operating in the following three market segments: 1) residential mortgage loan marketing, commercial and residential real estate investment and development; 2) news print publishing and 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries:
     Landrush  Realty  Corporation  ("Landrush");  Media  Force  Sports  &
     Entertainment, Inc. ("Media Force"); and SCOR Brands, Inc. ("SCOR"). Operations since inception have primarily included expenditures related to development of the Company's proposed business ventures. In 2000, Media Force acquired the assets of a printing business and the Company began to generate revenues.

     During 1999, the Company registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A common stock for secondary market trading. The 39,500,000 common shares include the 15,000,000 common shares currently held by the Company's ESOP (see Note 6).

     Principles  of  Consolidation
     -----------------------------
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Property  and  Equipment
     ------------------------
     Property and equipment is carried at cost less accumulated depreciation. Significant improvements and additions are capitalized. Maintenance and repair costs are expensed as incurred. Depreciation is computed on the straight-line method over the useful lives of the assets, which range from five to seven years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated and any profit or loss on disposition is reflected in income.

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

                             CITIZENS CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Loss  Per  Share
     ----------------
     Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. Basic income
     (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration. However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. The Company had 400,000 common equivalent shares which were antidilutive in all periods presented.

     The weighted average number of shares outstanding used in the loss per share computation was 40,502,000 and 40,500,000 for the years ended December 31, 2000 and 1999, respectively.

     Income  Taxes
     -------------
     The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company had deferred tax assets of approximately $25,000 and $16,000 at December 31, 2000 and 1999, respectively, resulting from net operating loss carryforwards (NOL) for tax which were fully reserved. The Company had no material deferred tax liabilities. The Company's NOL at December 31, 2000 was approximately $168,000 and it expires through the year 2020.

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

2.   PLAN  OF  OPERATION  FOR  THE 2001 FISCAL  YEAR
     -----------------------------------------------

     The Company's plan of operation for the 2001 fiscal year is to: (1) further the development of its Media Force unit and continue with the introduction of its footwear products through SCOR unit and (2) continue to evaluate and pursue suitable mergers and/or acquisitions of existing operating entities. The Company's cash requirements have been funded to date by its principal stockholder. The Company anticipates approximately $2,800,000 of cash will be needed to fully implement the start-up phase of its plans and cover working capital requirements over the next year. The Company intends to attempt to borrow these funds from affiliates of the Company and third party lenders. Should the Company be unable to borrow these funds, it will be unable to fully implement its business plan. Regardless of whether any funding is received, the Company's major stockholder has committed to provide funding required to allow the Company to continue as a going concern.

                             CITIZENS CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   ACQUISITION
     -----------

     In July 2001, the Company acquired the assets and operations of a printing business for $31,000. The acquisition was accounted for as a purchase and the operations are consolidated with those of the Company beginning July 1, 2000. Unaudited pro forma financial information is not presented, because prior financial information on the printing business is not currently available.

4.   CREDIT  CARD  CASH  ADVANCES
     ----------------------------

     The Company has cash advances from a credit card outstanding at December 31, 2000 of $38,418. These advances bear interest at 19.8% per annum as of December 31, 2000.

5.   ADVANCES  FROM  STOCKHOLDER
     ---------------------------

     The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Compny.

6.   STOCKHOLDERS'  LOANS
     --------------------

     The  Company  has  received  unsecured  loans from stockholders as follows:

         8.50% loan dated May 22, 2000, due June 2003, payable in
             monthly installments of $616 beginning June 2000.       $19,514

         8.50% loan dated June 28, 2000, due July 2002, payable in
             monthly installments of $327 beginning August 2000.       7,200
                                                                    ---------
                                                                      26,714

               Current portion                                       (14,653)
                                                                    ---------

               Long-term portion                                    $ 12,061
                                                                    =========


Aggregate maturities or stockholder loans at December 31, 2000 are due in future years as follows:

                       2001                             $  14,653
                       2002                                 9,045
                       2003                                 3,016
                                                        ---------
                                                        $  26,714
                                                        =========

                             CITIZENS CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   EMPLOYEE  STOCK  OWNERSHIP  PLAN  AND  NOTE  RECEIVABLE
     -------------------------------------------------------

     The Company has an Employees Stock Ownership Plan ("ESOP" or the "Plan"), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement. The Plan provides for an allocation of Company stock to each participant's account of the greater of 15% or the maximum percentage allowable of participants' eligible compensation. No shares have been allocated as of December 31, 2000 as there has been no compensation to employees.
     On May 11, 1998 the Company sold 15,000,000 shares of its Class A common stock directly to the ESOP at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note. The promissory note was issued together with a security agreement fully collateralized by 15,000,000 shares of the Company's common stock held by the ESOP. The promissory note has a "liquidating call provision" which may be invoked by the Company or the noteholder. The liquidating call provision gives the Company or the noteholder the "demand right" to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share. The initial face value of the promissory note has been recorded in the stockholders' equity section of the accompanying balance sheet.

8.   STOCKHOLDERS'  EQUITY
     ---------------------

     Preferred  Stock
     ----------------
     On November 1, 1994, the Company issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

     The holders of the preferred stock are entitled to receive out of legally available funds of the Company, dividends at an annual rate of $0.0725 per share, payable quarterly in arrears, on a cumulative basis. Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Company has no surplus from which dividends can legally be paid. Cumulative dividends in arrears as of December 31, 2000 are $457,914.

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

     The Company has authorized but unissued, 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Company's board of directors.

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

                             CITIZENS CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis. The aggregate number of Class A, no par value common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

     On May 8, 1998, the Company sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 7).

     Stock  Options
     --------------
     Effective December 1, 1998, the Company adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Company granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock. The exercise price is $1.50 per share. The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years. Options of 100,000 shares of common stock were canceled during fiscal year 2000 while options for 100,000 common shares under the same option plan were granted to a third party consultant on July 1, 2000. At December 31, 2000, 175,000 options are exercisable. No options had been exercised as of December 31, 2000. The Company has estimated the fair value of the options issued in 1998 to be immaterial at the date of grant. The Company estimated the fair value of the options granted in 2000 to be approximately $97,000 at the date of grant. The Company recorded an expense of $31, 000 for the effect of these options for the year ended December 31, 2000.

9.   COMMITMENT
     ----------

     The Company has entered into a lease agreement for the printing shop operations. The lease expires in 2003 and provides for the following minimum lease payments:

                       2001                             $  24,000
                       2002                                24,000
                       2003                                10,000
                                                        ---------
                                                        $  58,000
                                                        =========

Rent expense was $17,400 and $0 for the years ended December 31, 2000 and 1999, respectively.

10.   FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
      ---------------------------------------

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, as measured on December 31, 2000, are as follows:

     Cash, accounts receivable, accounts payable and advances from stockholder - The fair values approximate carrying amounts because of the short maturity of those instruments.

                             CITIZENS CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Credit card cash advances and loans from stockholders - the fair values approximate carrying values due to the use of prevailing interest rates.

11.   CONCENTRATIONS
      --------------

     The Company is currently generating revenues from only one market segment, printing. A geographic concentration exists as all these revenues are derived from a storefront in DeSoto, Texas. Financial instruments that subject the Company to credit risk are primarily accounts receivable.

12.  SUBSEQUENT  EVENTS
     ------------------

     In January 2001, the Company placed orders for production of SCOR Brands footwear products totaling approximately $1,600,000. As of April 10, 2001, the Company had not received funding necessary to permit completion of the order.

    Item  8.  Changes  in  and  Disagreements  with  Accountants.

The Board of Directors selected Hein + Associates LLP as its independent accountant for the audit of its financial statements for the fiscal years ending December 31, 2000; and 1999 and the period from inception (March 12, 1991) to December 31, 2000. Prior to selecting the independent accounting services of Hein + Associates LLP, the Company did not have a previous independent accountant. The Company has not had any disagreements with its current independent accountant on any matters regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Name               Age        Positions Held         Term of Office

Billy D. Hawkins    37         D; CEO.; COB              9 years
Hubert H. Hawkins   68  D; V.P. Benefits; Secretary      3 years
Enos Harris         45            D; COO                 3 years


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

Billy D. Hawkins    37         D; CEO.; COB              9 years
Hubert H. Hawkins   68  D; V.P. Benefits; Secretary      3 years
Enos Harris         45            D; COO                 3 years

Identification  of  Certain  Significant  Employees

During fiscal year 2000, the Company entered into a stock option agreement with Mr. Mark Stein. Mr. Stein has been deemed a key contributor to the product market implementation of the Company's SCOR unit. As the Company enters new markets and expands its business operations, it may add contributors deemed key by the Company as significant to meeting its overall contemplated business objectives.


Family  Relationships

Billy D. Hawkins, a Director, Chief Executive Officer and Chairman of the Board of the Company is the blood son of Hubert H. Hawkins, a Director and Secretary of the Company.

Enos Harris, a Director, of the Company is the first cousin of Billy D. Hawkins, a Director, Chief Executive Officer and Chairman of the Board of the Company. Mr. Harris is also the blood nephew of Hubert H. Hawkins, a Director and Secretary of the Company.

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

Enos Harris, Chief Operating Officer--Mr. Harris, 44, a director since 1998, is one of the Company's original investors. From 1978 through 1998, Mr. Harris served as supervisor of up to 150 employees which included clerks; carriers and route examiners for the United States Postal Service in Houston, Texas. Prior to 1978, Mr. Harris attended San Jacinto College in Pasadena, Texas from 1975 to 1976. From 1976 to 1978, Mr. Harris attended Texas Southern University in Houston, Texas.

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

Item  10.  Executive  Compensation.

The following table sets forth all compensation paid or earned for services rendered to the Company by its executive officers in all capacities during the fiscal year ended December 31, 2000. No executive officer received total annual salary, bonus, or other compensation in excess of $100,000 during the fiscal year ended December 31, 2000.

                                                  Summary Compensation Table
                                                              Annual compensation                            Long term compensation
                                                                                            Awards                  Payouts
                                                                                                Securities                All other
                                                                           Other                underlying                Compen
                                                                           annual    Restricted  options/     LTIP        sations
Name and principal position           Year       Salary($)    Bonus ($)    Compen-     stock     SARs(#)    Payouts ($)     ($)
                                                                           sation ($) award(s)
                  (a)                  (b)          (c)          (d)         (e)        (f)        (g)          (h)         (i)
CEO, Billy D. Hawkins                     2000  $    0.00(1)  $  0.00(1)  $ 0.00(1)  $ 0.00(1)  100,000(1)  $    0.00(1)  $0.00(1)
CFO, Dwight Washington                    2000  $    0.00(2)  $  0.00(2)  $ 0.00(2)  $ 0.00(2)  100,000(2)  $    0.00(2)  $0.00(2)
COO, Enos Harris                          2000  $    0.00(3)  $  0.00(3)  $ 0.00(3)  $ 0.00(3)  100,000(3)  $    0.00(3)  $0.00(3)
V.P. Benefits, Hubert H. Hawkins          2000  $    0.00(4)  $  0.00(4)  $ 0.00(4)  $ 0.00(4)  100,000(4)  $    0.00(4)  $0.00(4)

(1) In order to conserve the Company's financial resources during the early stages of its growth and development, Billy D. Hawkins elected  to  forgo  any  form  of  cash or non-cash salary or bonus as compensation for his role as the Company's Chief  Executive
Officer  for  the  fiscal  year  ended  December  31,  2000.

(2)  Mr.  Washington resigned from  the Company effective August 1, 2000  to pursue other  opportunities.   Mr. Washington did not
receive  any form of cash  or  non-cash salary  or bonus as compensation during the Company's fiscal year ended December 31, 2000.
Mr. Washington in his role as Chief Financial Officer of the Company  was granted an option to buy 100,000 shares of the Company's class  A;  common  stock  at  $1.50  per  share.  Said options were for a period  of  four  years beginning December 31, 1998.  No options  have  been  exercised  as  of  December  31, 2000 by Mr. Washington and all remaining options are subject to cancellation effective  with  Mr.  Washington's  resignation  from  the  Company.


(3)  Mr.  Harris  did not receive any form  of cash or  non-cash salary  or bonus as compensation during the Company's fiscal year ended  December  31, 2000.  Mr. Harris in his role as Chief  Operating Officer  of the Company has an option to buy 100,000 shares of  the  Company's class A; common stock at $1.50 per share.  Unless or  until extended, said option is for a period of four years beginning  December  31,  1998.  No  options  have  been  exercised  as  of  December  31,  2000.

(4)  Mr.  Hawkins  did  not  receive any form of cash or non-cash salary or bonus as compensation during the Company's fiscal year ended December 31, 2000.  Mr. Hawkins in his role Vice President of Benefits of the Company has an option to buy 100,000 shares of the  Company's  class  A;  common  stock  at $1.50 per share.  Unless or until extended, said option is for a period of four years beginning  December  31,  1998.  No  options  have  been  exercised  as  of  December  31,  2000.

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

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

The total outstanding common stock of the Company as of December 31, 2000, consists of 43,022,500 shares. All outstanding shares of common stock are entitled to one vote per share.

Security  Ownership  of  Certain  Beneficial  Owners

The following table sets forth as of December 31, 2000, each stockholder known to the Company to beneficially own more than 5 percent of the Company's outstanding shares of common stock.

(1) Title of Class  (2) Name and address of   (3) Amount and nature     (4) Percent of
                    beneficial owner          of beneficial ownership   class
Common Stock        The 3H Corporation                  24,949,050(1)            58.0%
                    P.O. Box 671304
                    Dallas, Texas 75367


Common Stock        Citizens Capital Corp.           15,000,000(2)(3)            35.0%
                    Employee Stock Ownership
                    Trust
                    P.O. Box 670406
                    Dallas, Texas 75367

(1)  The  3H  Corporation  directly owns 23,101,052 common shares of the Company and in its  role  as  the  general  partner of Brice Street Partners Ltd., has sole voting and investment  power  over  899,999  additional common shares of the Company held by Brice
Street  Partners,  LtdMr.  Hawkins  in  his  role as sole trustee holds 947,999 common shares  of  the  Company  held  by Settlers Frontier Mortgage Trust.  Billy D. Hawkins,
Chief  Executive Officer; Chairman of the Board and a Director of the Company, has sole voting and investment control of  The 3H Corporation;  Brice Street Partners, Ltd.  and
Settlers  Frontier  Mortgage  Trust.  As a result,  Mr. Hawkins may be deemed to be the beneficial  owner  of  the  shares owned and/or controlled by The 3H Corporation, Brice
Street  Partners,  Ltd.  and  Settlers  Frontier  Mortgage  Trust.

(2)  Billy D. Hawkins, Chief Executive Officer; Chairman of the Board and a Director of
the  Company  and  Hubert  H.  Hawkins,  a  Director  of the Company are members of the
Citizens Capital Corp. Employee Stock Ownership Plan Executive Committee.  As a result, the  Executive  Committee  consisting of Mr. Billy D. Hawkins and Mr. Hubert H. Hawkins may  be  deemed  to  have shared investment power over the shares owned by the Citizens
Capital  Corp.  Employee  Stock  Ownership  Trust.  The  address for each member of the
Citizens  Capital Corp. Employee Stock Ownership Plan Executive Committee is: P. O. Box
670406,  Dallas,  Texas  75367.

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

(1) Title of Class  (2)Name of                (3) Amount and Nature of   (4) Percent of
                    Beneficial Owner          Beneficial Ownership       Class
Common Stock        Billy D. Hawkins                      24,949,050(1)            58.0%
Common Stock        Hubert H. Hawkins                        100,000(2)               *
Common Stock        Enos Harris                              100,000(3)               *
Common Stock        Directors and Executive              15,000,000 (4)            35.0%
                    Officers As A Group (5)
                    persons

(*)  Less  than  1%

(1) The 3H Corporation  directly owns 23,101,052 common shares of the Company and in its role  as  the  general  partner  of  Brice  Street  Partners  Ltd.,  has sole voting and investment  power  over  899,999  additional  common shares of the Company held by Brice
Street Partners, LtdMr. Hawkins in his role as sole trustee holds 947,999 common shares of  the  Company  held  by  Settlers  Frontier  Mortgage Trust.  Billy D. Hawkins, Chief
Executive  Officer; Chairman of the Board and a Director of the Company, has sole voting and  investment  control  of  The  3H  Corporation;  Brice  Street  Partners,  Ltd.  and
Settlers  Frontier  Mortgage  Trust.  As  a result,  Mr. Hawkins may be deemed to be the beneficial  owner  of  the  shares  owned and/or controlled by The 3H Corporation, Brice
Street  Partners,  Ltd.  and  Settlers  Frontier  Mortgage  Trust.

(2)  Hubert  H.  Hawkins in his role as Vice President of Benefits of the Company has an option  to buy 100,000 shares of the Company's class A; common stock at $1.50 per share.
Unless  or  until  extended,  said  option  is  for  a period  of  four  years beginning
December  31,  1998.  No  options  have  been  exercised  as  of  December  31,  1999.

(3)  Enos  Harris in his role as Chief Operating Officer of the Company has an option to buy 100,000 shares of the Company's class A; common stock at $1.50 per share.  Unless or until extended, said  option is for a period of four  years beginning December 31, 1998.
No  options  have  been  exercised  as  of  December  31,  1999.


(4)  Billy  D.  Hawkins, Chief Executive Officer; Chairman  of  the Board and a Director
of  the  Company  and  Hubert H. Hawkins, a Director  of the Company are members of  the
Citizens  Capital Corp. Employee Stock Ownership Plan Executive Committee.  As a result, the Executive Committee consisting of Mr. Billy D. Hawkins and Mr. Hubert H. Hawkins may
be  deemed to have shared investment power over the shares owned by the Citizens Capital
Corp.  Employee  Stock  Ownership  Trust.  The  address for each member of  the Citizens
Capital  Corp.  Employee Stock Ownership Plan Executive Committee is:  P. O. Box 670406,
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

Billy D. Hawkins, a director, Chief Executive Officer and Chairman of the and Hubert H. Hawkins, a director and Vice President of the Company serve on the Executive Committee of the Citizens Capital Corp. Employee Stock Ownership Trust. While neither Mr. Billy D. Hawkins nor Mr. Hubert H. Hawkins separately hold any interest in the trust's assets, Mr. Billy D. Hawkins and Mr. Hubert H. Hawkins may be said to have shared investment power over said assets.

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

5) Billy D. Hawkins, a director, Chief Executive Officer and Chairman of the Board of the Company and Hubert H. Hawkins, a director and Vice President of the Company serve on the Executive Committee of the Citizens Capital Corp. Employee Stock Ownership Trust.

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

As sole founder of the Company, Billy D. Hawkins held 7,833,334 shares of the Company's common stock, through the The 3H Corporation, at fiscal year end December 31, 1997. Pursuant to a (3) for (1) stock split by the Company on May 3, 1998, Billy D. Hawkins, through The 3H Corporation, holds 23,101,052 shares of the Company's common stock.

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

On November 20,, 1997, the Company sold the trademark, publishing and exclusive marketing rights to itsBlack Financial~News(R) print publication to Media Force in exchange for 19,333,334 shares of Media Force common stock.

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

                         SEE "EXHIBIT INDEX" ON PAGE 35

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens  Capital  Corp.                   By:  /s/  Billy  D.  Hawkins
------------------------                      -----------------------
      (Registrant)                            Chief Executive Officer
Date:______________________________

                                  EXHIBIT INDEX

Exhibit No                    Description                     Page No.
----------                    -----------                     --------

       3.1    Amended Articles of Incorporation                      *

       3.2    By-Laws                                                *

       4.1    Instrument Defining The Rights of  Shareholder         *

      10.1    1998 Employee Stock Ownership Plan                     *

      10.2    1998 Stock Option Plan                                 *

      10.3    Citizens Capital Corp. Employee Stock Ownership
              Trust Promissory Note and Security Agreement          **

      21.1    Subsidiaries of the Registrant                        22


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