Form 10QSB
period 2001-03-31
CITIZENS CAPITAL CORP
filed 2001-05-21
CIK 925535

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission  file  number:  0-29830

                             Citizens Capital Corp.
           (Name of Small Business Issuer as specified in its charter)

          Texas                                                   75-2368452
 (State or other jurisdiction                  (IRS Employer Identification No.)
 of incorporation organization)

1223 E. Beltline Rd., Suite 116, Dallas, Texas 75115* Mailing Address: P. O. Box
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

                          Yes    [x]           No   [ ]

Number  of  shares outstanding of the issuer's common stock as of  May 11, 2001:
48,022,500  shares  of  common  stock,  no  par  value.

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

                          PART I-FINANCIAL INFORMATION

The balance sheet as of March 31, 2001; statements of operations; statement of cash flows for the first quarters ended March 31, 2001 and 2000 respectively and the period from inception (March 12, 1991) to March 31, 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2001 and results of operations for the first quarter ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim unaudited financial statements should be read in conjunction with the Company's audited annual financial statements for the years ended December 31, 2000 and 1999 located in the Company's Form 10-KSB annual report filed with the Securities and Exchange Commission on April 15, 2001.



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

Item  1.  Financial  Statements

                                        CITIZENS CAPITAL CORP.
                                    (a development stage company)

                                     CONSOLIDATED BALANCE SHEETS

                                         AS OF March 31, 2001

                                                ASSETS
                                                ------

CURRENT ASSETS:
  Cash                                                                                  $        192
  Accounts receivable                                                                          3,179
                                                                                        -------------
          Total current assets                                                                 3,371

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,059                             27,447

INTANGIBLE ASSETS, net                                                                           320
                                                                                        -------------

          Total assets                                                                  $     31,138
                                                                                        =============

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
  Current portion of loans from stockholders                                            $     16,953
  Accounts payable and accrued liabilities                                                    16,189
  Credit card cash advances                                                                   38,418
  Advances from stockholder                                                                    8,270
                                                                                        -------------
          Total current liabilities                                                           79,830

LOANS FROM STOCKHOLDERS, net of current portion                                               14,361


STOCKHOLDERS' DEFICIT:
  Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares
    issued and outstanding                                                                 1,000,000
  Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued
    and outstanding ($.01 stated value)                                                      480,225
  Additional paid-in capital                                                              48,836,908
  Stock held by subsidiary (5,000,000 common shares)                                         (50,000)
  Note receivable from ESOP                                                              (50,100,000)
  Deficit accumulated during the development stage                                          (230,186)
                                                                                        -------------
          Total stockholders' deficit                                                        (63,053)
                                                                                        -------------

          Total liabilities and stockholders' deficit                                   $     31,138
                                                                                        =============

                               CITIZENS CAPITAL CORP.
                            (a development stage company)

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the THREE Months Ended march 31, 2001 and 2000
                  AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                                   march 31, 2001
                                     (Unaudited)


                                            THREE Months Ended
                                        --------------------------
                                                 March 31,
                                                 ---------             Period from
                                            2001          2000      March 12, 1991 to
                                        ------------  ------------   March 31, 2001
SALES                                   $    23,253   $         0   $        85,779

COST OF SALES                                 4,424             0            18,295
                                        ------------  ------------  ----------------
                                             18,829             0            67,484

GENERAL AND ADMINISTRATIVE EXPENSES          51,297         3,333           297,670
                                        ------------  ------------  ----------------

NET LOSS                                $   (32,468)  $    (3,333)  $      (230,186)
                                        ============  ============  ================

NET LOSS PER SHARE (BASIC AND DILUTED)  $        --   $        --

Weighted Average Shares                  41,347,500    40,500,000
                                        ============  ============

                                         CITIZENS CAPITAL CORP.
                                     (a development stage company)

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the THREE Months Ended march 31, 2001 and 2000
                            AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                                             march 31, 2001
                                              (Unaudited)


                                                       THREE MONTHS ENDED MARCH 31,     Period  from
                                                       ----------------------------   March 12, 1991 to
                                                           2001           2000        March  31,  2001
                                                       -------------  -------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $    (32,468)  $     (3,333)  $        (230,186)
                                                                                     ==================
    Adjustments to reconcile net loss to cash used by
    operating activities:
      Expenses paid by stockholder                                -              -              95,083
      Services paid for with stock and options               25,125              -              55,225
      Depreciation and amortization                               -              -               7,197
      Increase in accounts receivable                           308              -              (3,179)
      Increase (Decrease) in Prepaid Expenses                     -              -                   -
      Increase (Decrease) in accounts payable                 2,250              -              16,189
      Increase in credit card advance                             -              -              38,418
          Net cash used by operating activities              (4,785)        (3,333)            (21,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of office equipment                                    -              -             (34,564)
  Payment for intangible assets                                   -              -                (400)
                                                       -------------  -------------  ------------------
          Net cash used by investing activities                   -              -             (34,964)

CASH FLOWS FROM FINANCING ACTIVITIES -
  Sale of stock and contribution by stockholder                   -          1,126              16,825
  Loan from shareholders                                      4,600              -              31,314
  Stockholder advances                                            -              -               8,270
          Net cash used by financing activities               4,600          1,126              56,409

NET INCREASE (DECREASE) IN CASH                                (185)        (2,207)                192

CASH, beginning of period                                       377          2,221                   -
                                                       -------------  -------------  ------------------

CASH, end of period                                    $        192   $         14   $             192
                                                       =============  =============  ==================

                             Citizens Capital Corp.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Unaudited  Information
--------------------------

The consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations for the three month periods ended March 31, 2001 and 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000.

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

Currently, the Company is engaged in commercial printing. The Company's plans contemplate operating and taking acquisition initiatives in the following three market segments: 1) commercial and residential real estate investment and development; 2) media sales and print publishing 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries: Landrush Realty Corporation ("Landrush"); Media Force Sports & Entertainment, Inc. ("Media Force"); and SCOR Brands, Inc. ("SCOR"). Operations since inception have primarily included expenditures related to development of the Company's planned business ventures.

During fiscal year 2001, it is the Company's objective to pursue opportunities to strategically expand its commercial printing operations by adding additional locations.

The Company has completed development of its SCOR Brand footwear products and expects to introduce said products into the consumer marketplace during fiscal year 2001. The Company has placed orders for initial product inventories of $1,622,135 to be delivered during fiscal year 2001.

                              Results of Operations

Three  Months  Ended  March  31,  2001

REVENUES. Revenue of $23,253 for the first quarter of 2001 compares to $0 for the first quarter of 2000. For the first quarter end 2000, the Company's products and services had not been introduced into their respective markets. As such, the Company generated no revenue for this period. The Company's commercial printing operations, acquired June 1, 2000, was primarily responsible for revenues generated for the quarter ended March 31, 2001. The Company has completed primary development of its initial products and services and is currently preparing said products and services for entry into their respective markets. The Company believes that the markets for each of its products and services remain strong. In order to facilitate the entry of its initial products and services into their respective markets, the Company has implemented a strategy of purchasing revenue streams through the acquisition of those certain operating entities, assets and/or marketing rights which may provide the Company with complementary additions to its existing operations, assets, products and/or services.

In addition to introducing its own products and services into their respective markets, the Company intends to utilize the remainder of its 2001 fiscal year focusing on identifying, evaluating and pursuing suitable merger and/or the acquisition of those operating, revenue producing entities which offer products and/or services similar to, or the same as, those proposed by the Company. The Company continues in direct contact with various companies who may be suitable acquisition candidates for the Company. Moreover, the Company maintains ongoing relationship with investment banks and business intermediaries who represent companies operating in various industries who are seeking to be acquired.

GROSS PROFIT. Gross profit of $18,829 the first quarter of 2001 compares to $0 for the first quarter of 2000. The Company's commercial printing operations, acquired June 1, 2000, was primarily responsible for gross profit generated for the quarter ended March 31, 2001. The lack of gross profit for the comparative period ended March 31, 2000 is attributable to a the lack of revenue and cost of revenue generated for the period. For the first quarter ended 2000, the Company's products and services were not introduced into their respective markets, as such, the Company did not report any gross profit for the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses of $51,297 for the first quarter of 2001 compares to $3,333 for the first quarter of 2000. The increase in selling, general and administrative expenses for the period ended March 31, 2001 primarily reflects the general expenses associated with the Company's acquisition, integration and operation of its commercial printing operations, acquired June 1, 2000. As the Company introduces its products and services into the market place during the remainder of its 2001 fiscal year, the Company expects its selling, general and administrative cost shall increase. In addition, for the remainder of its 2001 fiscal year, the Company expects selling, general and administrative cost shall increase as it continues its ongoing identification, evaluation and pursuit of suitable merger, acquisition and/or joint venture candidates.

OTHER INCOME (EXPENSES). The Company did not generate any other items of income or expense for the first quarter of 2001 nor the first quarter of 2000.

NET INCOME (LOSS). A net loss of ($32,468) on revenue of $23,253 for the first quarter of 2001 compares to a net loss of ($3,333) on revenue of $0 for the first quarter ended March 31, 2000. The net loss generated for the first quarter ended March 31, 2001 is due to an increase in general and administrative expenses associated with the Company's acquisition, integration and operation of its commercial printing operations, acquired June 1, 2000. The net loss reported by the Company for the period ended March 31, 2000 is due to a lack of revenue generated while general administrative expenses associated with operations remained constant.

Liquidity  And  Capital  Resources

To continue its plan of operation for the remainder of its 2001 fiscal year, the Company expects to undertake capital obligations in order to market, distribute and expand the products and/or services proposed by its Landrush Realty Corporation (Landrush); Media Force Sports & Entertainment Inc. (Media Force) and SCOR Brands Inc. (SCOR) subsidiaries.

The Company expects to consummate trade finance obligations during fiscal year 2001 of approximately $1,600,000 related to the production of initial footwear inventories associated with its SCOR unit. The Company expects to incur additional capital obligations of $100,000 and $100,000 to hire management, general administration, marketing and sales personnel for its Media Force and SCOR units respectively. In order to fund the continuance of its operations and further the development of its respective units, the Company expects to pursue working capital lines of credit of $50,000 for itself and $100,000 each for Landrush; Media Force and SCOR respectively.

The Company expects to initiate and/or expand the products and services now offered or proposed to be offered by Landrush; Media Force and SCOR primarily by acquiring those existing, income producing operating entities that offer products and services similar to, or the same as, those now offered or proposed to be offered. To facilitate its growth and expansion plans for Landrush; Media Force and SCOR, the Company intends to pursue loans from affiliates of the Company and/or third party lenders in the amounts of $415,000; $100,000 and $1,622,000 respectively for each of its three subsidiaries. The Company itself or its subsidiary units separately may seek to raise capital through the sale of equity in a private placement or public offering.

Plan  of  Operation

The Company's plan of operation for the remainder of its 2001 fiscal year is to:
(1) introduce its branded footwear products into the consumer marketplace through its SCOR unit and to expand the commercial printing and media operations of its Media Force unit (2) continue to identify, evaluate and pursue suitable merger and/or acquisition of those operating, income producing entities which offer products and/or services similar to, or the same as, those proposed by the Company.

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

Date:  May 17, 2001


                                             By:
                                                  -----------------------
                                                  Chief  Executive  Officer

Citizens  Capital  Corp.                     By:  /s/  Billy  D.  Hawkins
------------------------                          -----------------------
      (Registrant)                                Chief Executive Officer



                [THE REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

                                  EXHIBIT INDEX


Exhibit No.                   Description              Page No.
-----------                   -----------              -------
No  Exhibits  Filed