Form 10QSB
period 2001-06-30
CITIZENS CAPITAL CORP
filed 2001-08-21
CIK 925535

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

  1223 E. Beltline Rd., Ste. 116, * DeSoto, Texas  75115 * Mailing Address:
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

                          Yes    [x]           No   [ ]

Number of shares outstanding of the issuer's common stock as of August 10, 2001: 48,022,500 shares of common stock, no par value.

Transitional  Small  Business  Disclosure  Format:

                         Yes    [ ]           No   [x]

                              INDEX TO FORM 10-QSB

                                                     Page No.
                                                     --------
PART I

     Item 1.  Financial Statements                       3

     Item 2.  Management's Discussion and Analysis       7
of Financial Conditions

PART II

     Item 1.  Legal Proceedings                          9

     Item 2.  Changes in Securities                      9

     Item 3.  Defaults Upon Senior Securities            9

     Item 4.  Submission of Matters to a Vote of         9
                 Securities Holders

     Item 5.  Other Information                          9

     Item 6.  Exhibits and Reports on Form 8-K           9

                          PART I-FINANCIAL INFORMATION

The balance sheet as of June 30, 2001; statements of operations; statement of cash flows for the second quarters ended June 30, 2001 and 2000 respectively and the period from inception (March 12, 1991) to June 30, 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 2001 and results of operations for the second quarters ended June 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim unaudited financial statements should be read in conjunction with the Company's audited annual financial statements for the years ended December 31, 2001 and 2000 located in the Company's Form 10-KSB annual report filed with the Securities and Exchange Commission on April 15, 2000.


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

Item  1.  Financial  Statements


                              CITIZENS CAPITAL CORP.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                               AS OF JUNE 30, 2001

                                     ASSETS
                                     ------

CURRENT ASSETS -
    Cash                                                           $     10,735
    Account Receivable                                                    6,335
                                                                   -------------
           Total Current Assets                                          17,070

EQUIPMENT, net of accumulated depreciation of $7,059                     27,447

OTHER ASSETS
    Intangible Assets, net                                                  320

           Total Assets                                            $     44,837
                                                                   -------------

                          LIABILITIES AND STOCKHOLDER'S EQUITY
                          ------------------------------------

CURRENT LIABILITIES -
    Current portion of loans from stockholders                     $     16,953
     Accounts payable and accrued liabilities                            42,424
    Credit card cash advances                                            38,418
     Advances from stockholder                                            8,270
                                                                   -------------
            Total Current Liabilities                                   106,065

Loans from stockholders, net of current portion                          14,361

            Total Liabilities                                           120,426
                                                                   -------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 stated value, 5,000,000 shares
     authorized; 1,000,000 shares issued and outstanding              1,000,000
    Common stock, no par value, 100,000,000 shares authorized;
     48,022,500 shares issued and outstanding ($.01 stated value)       480,225
    Additional paid-in capital                                       48,836,908
    Stock held by subsidiary (5,000,000 common shares)                  (50,000)
    Note receivable from ESOP                                       (50,100,000)
    Deficit accumulated during the development stage                   (242,722)
                                                                   -------------
           Total stockholders' deficit                                  (75,589)
                                                                   -------------
           Total liabilities and stockholders' deficit             $     44,837
                                                                   =============

                                             CITIZENS CAPITAL CORP.
                                         (a development stage company)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                               FOR THE SIX MONTHS ENDED JUNE 30, 2001  AND  2000
                              AND THE   PERIOD FROM INCEPTION (MARCH 12, 1991) TO
                                                 JUNE 30, 2001
                                                  (Unaudited)


                                           THREE  MONTHS ENDED          SIX  MONTHS ENDED        Period from
                                        --------------------------  --------------------------  March 12, 1991
                                                 JUNE  30                   JUNE  30                  to
                                        --------------------------  --------------------------  ---------------
                                             2001         2000          2001          2000       June 30, 2001
                                        ------------  ------------  ------------  ------------  ---------------

SALES                                        17,564   $     9,374        40,817   $     9,374   $      103,343

COST OF SALES                                 4,027         1,577         8,451         1,577           22,322
                                        ------------  ------------  ------------  ------------  ---------------
                                             13,537         7,797        32,366         7,797           81,021

GENERAL AND ADMINISTRATIVE EXPENSES          26,073        32,813        77,370        36,146          323,743
                                        ------------  ------------  ------------  ------------  ---------------

NET LOSS                                $   (12,536)  $   (25,016)  $   (45,004)  $   (28,349)  $     (242,722)
                                        ============  ============  ============  ============  ===============

NET LOSS PER SHARE (BASIC AND DILUTED)  $        --   $        --   $        --   $        --
                                        ------------  ------------  ------------  ------------

Weighted Average Shares                  43,022,500    40,500,000    42,185,000    40,500,000
                                        ============  ============  ============  ============

                                      CITIZENS CAPITAL CORP.
                                  (a development stage company)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the  SIX Months Ended JUNE 30, 2001 and 2000
                         AND THE PERIOD FROM INCEPTION(MARCH 12, 1991) TO
                                          JUNE 30, 2001
                                           (Unaudited)




                                                                                 Period  from
                                                           SIX MONTHS ENDED     March 12, 1991
                                                                JUNE 30,             to
                                                       -----------------------  -------------
                                                           2001         2000    JUNE 30, 2001
                                                       ----------  -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (45,004)  $  (28,349)  $   (242,722)
    Adjustments to reconcile net loss to cash used by
    operating activities:
      Expenses paid by stockholder                            --           --         95,083
      Depreciation and amortization                           --           --          7,197
      Change in Credit Cards advances                         --           --         38,418
      Services paid for with stock and options            25,125           --         55,225
      Change in accounts receivable                       (2,848)      (4,300)        (6,335)
      Change in accounts payable & sales tax              28,485        5,378         42,424
                                                       ----------  -----------  -------------
        Net cash  (used by) provided by                    5,758      (27,271)       (10,710)
        operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and other assets                      --      (31,004)       (34,564)
  Payment for intangible assets                               --           --           (400)
                                                                                -------------
        Net cash used by investing activities                 --      (31,004)       (34,964)

CASH FLOWS FROM FINANCING ACTIVITIES -
  Notes payable                                               --       54,594             --
  Sale of stock and contribution by stockholder               --        2,604         16,825
  Loan from shareholders                                   4,600           --         31,314
  Stockholders advances                                       --           --          8,270
                                                       ----------  -----------  -------------
        Net cash provided by financing activities          4,600       57,198         56,409

NET INCREASE (DECREASE) IN CASH                           10,358       (1,077)        10,735

CASH, beginning of period                                    377        2,221              -
                                                       ----------  -----------  -------------
CASH, end of period                                    $  10,735   $    1,144   $     10,735
                                                       ==========  ===========  =============

                             CITIZENS CAPITAL CORP.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Unaudited  Information
--------------------------

The consolidated balance sheet as of June 30, 2001 and the consolidated statements of operations for the six month period ended June 30, 2001 and 2000 respectively were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of June 30, 2001 and the results of operations for the six month period ended June 30, 2001 and 2000 respectively.

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

                              Results of Operations

Six Months Ended June 30, 2001

REVENUES. Revenue of $17,564 for the second quarter of 2001 compares to $9,374 for the second quarter of 2000. During the second quarter end 2000, the Company acquired and integrated Taylor Printing and Graphics into the newly formed Media Force Signs Graphics & Media (MFSG&M) division of its Media Force Sports & Entertainment, Inc. subsidiary effective June 1, 2000. The increase in revenue during the second quarter end 2001 were a result of (MFSG&M) owning and operating Taylor Printing & Graphics for a longer period of time then the period ended June 30, 2000.

During the remainder of fiscal year 2001, the Company intends to seek opportunities to expand (MFSG&M) by adding additional retail locations and acquiring other media products and services companies.

The Company has completed primary development of its initial products and services and is currently preparing said products and services for production and entry into their respective markets. The Company, through its SCOR Brands, Inc. (SCOR) subsidiary anticipates moving further into the production and distribution of its SCOR Brand line of athletic footwear and apparel. The Company believes that the markets for each of its products and services remain strong. SCOR brand products are distributed through it SCOR Store retail outlets. SCOR .intends to strategically open additional company owned and licensed SCOR Store retail outlets in key markets.

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

GROSS PROFIT. Gross profit of $13,537 for the second quarter of 2001 compares to $7,797 for the second quarter of 2000. The increase in gross profit for the second quarter of 2001 was attributable to increased revenue generated as the result of MFSG&M owning and operating Taylor Printing & Graphics for a longer period of time then the period ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses of $77,370 for the second quarter of 2001 compares to $36,146 for the second quarter of 2000. The increase in selling, general and administrative expenses primarily reflects the increase in general expenses associated with the operation of it's MFSG&M unit subsequent to the Company's acquisition and integration of Taylor Printing & Graphics during the second quarter of 2000. For the remainder of its 2001 fiscal year, the Company expects selling, general and administrative expenses to increase as it expands its current operations and continues its ongoing identification, evaluation and pursuit of suitable merger, acquisition and/or joint venture candidates.

OTHER INCOME (EXPENSES). The Company did not generate any other items of income or expense for the second quarter of 2001 nor for the second quarter of 2000.

NET INCOME (LOSS). A net loss of $45,004 on revenue of $40,817 for the second quarter of 2001 compares to a net loss of $28,349 on revenue of $9,374 for the second quarter of 2000. Although an increase in revenue, the net loss reported by the Company for the second quarter of 2001 is attributable to an increase of general and administrative expenses from its MFSG&M unit subsequent to the integration of Taylor Printing & Graphics which was acquired during the second quarter of 2000.

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

The Company expects to expand the products and services proposed to be offered by Landrush; Media Force and SCOR primarily by acquiring those existing, income producing operating entities that offer products and services similar to, or the same as, those offered by Landrush; Media Force and SCOR. To facilitate its growth and expansion plans for Landrush; Media Force and SCOR, the Company intends to pursue loans from affiliates of the Company and/or third party lenders, as well as, the capital markets in the amounts of $415,000; $200,000 and $750,000 respectively for each of its three subsidiaries.

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

                         SEE "EXHIBIT INDEX" ON  PAGE 10

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 16, 2001


                                            By:
                                                 -----------------------
                                                 Chief Executive Officer

Citizens  Capital  Corp                     By:  /s/  Billy  D.  Hawkins
-----------------------                          -----------------------
(Registrant)                                     Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit No               Description               Page No.
----------               -----------               -------

           No Exhibits




                [THE REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]