Form 10QSB
period 2001-09-30
CITIZENS CAPITAL CORP
filed 2001-11-19
CIK 925535

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________.

Commission file number: 0-29830

                             Citizens Capital Corp.
           (Name of Small Business Issuer as specified in its charter)

             Texas                                             75-2368452
(State or other jurisdiction of                              (IRS Employer
  incorporation organization)                              Identification No.)

1223 E. Beltline Rd., Suite 116, DeSoto, Texas 75115* Mailing Address: P. O. Box
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

                          Yes    [x]           No   [ ]

Number of shares outstanding of the issuer's common stock as of November 11, 2001: 48,022,500 shares of common stock, no par value.

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

          Item  6.  Exhibits  and  Reports  on  Form  8-K                     9

                          PART I-FINANCIAL INFORMATION

The balance sheet as of September 30, 2001; statements of operations and statement of cash flows for the third quarters ended September 30, 2001 and 2000 respectively and the period from inception (March 12, 1991) to September 30, 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2001; results of operations and cash flow for the third quarters ended September 30, 2001 and 2000 respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim unaudited financial statements should be read in conjunction with the Company's audited annual financial statements for the years ended December 31, 2000 and 1999 located in the Company's Form 10-KSB annual report filed with the Securities and Exchange Commission on April 15, 2001.

                          INDEX TO FINANCIAL STATEMENTS

                                           Page No.
                                            --------

Consolidated Balance Sheets                    4

Consolidated Statements of Operations          5

Consolidated Statements of Cash Flows          6

Notes to Consolidated Financial Statements     7

Item 1.  Financial Statements

                              CITIZENS CAPITAL CORP.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                            AS OF SEPTEMBER  30, 2001

                                      ASSETS
                                      ------

CURRENT ASSETS -
     Cash                                                           $         63
     Accounts Receivable                                                   3,973
                                                                    -------------
           Total current assets                                            4,036

EQUIPMENT, net of accumulated depreciation of $7,059                      27,447

OTHER ASSETS
     Intangible Assets, net                                                  320

         Total Assets                                               $     31,803
                                                                    -------------

                        LIABILITIES AND STOCKHOLDER'S EQUITY
                        ------------------------------------

CURRENT LIABILITIES -
     Current portion of loans from stockholders                     $     16,953
     Accounts payable and accrued liabilities                             35,115
     Credit Card Cash Advances                                            38,418
     Advances from stockholder                                             8,270

                 Total current liabilities                                98,756

LONG TERM LIABILITIES
    Loans from stockholders, net of current portion                       14,361

            Total Liabilities                                            113,117
                                                                    -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 stated value, 5,000,000 shares authorized;
    1,000,000 shares issued and outstanding                            1,000,000
  Common stock, no par value, 100,000,000 shares authorized;
    40,500,000 shares issued and outstanding ($.01 stated value)         480,225
  Additional paid-in capital                                          48,836,908
  Stock held by subsidiary (5,000,000 common shares)                     (50,000)
  Note receivable from ESOP                                          (50,100,000)
  Deficit accumulated during the development stage                      (248,447)
                                                                    -------------
       Total stockholders' equity                                        (81,314)

       Total liabilities and stockholders' equity                         31,803

                                               CITIZENS CAPITAL CORP.
                                            (a development stage company)

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                               For the  NINE Months Ended SEPTEMBER  30, 2001 and 2000
                                 AND THE  PERIOD FROM INCEPTION (MARCH 12, 1991) TO
                                                SEPTEMBER  30,  2001
                                                     (Unaudited)

                                             THREE  MONTHS ENDED       NINE  MONTHS ENDED
                                                SEPTEMBER  30             SEPTEMBER  30             Period from
                                        --------------------------  --------------------------    March 12, 1991 to
                                            2001          2000          2001          2000       SEPTEMBER 30, 2001
                                        ------------  ------------  ------------  ------------  --------------------
 SALES                                  $    17,461   $    28,639   $    58,278   $    38,013   $           120,804

COST OF SALES                                 4,296         7,476        12,747         9,053                26,618
                                        ------------  ------------  ------------  ------------  --------------------
                                             13,165        21,163        45,531        28,960                94,186


GENERAL AND ADMINISTRATIVE EXPENSES          18,890        30,905        96,260        67,051               342,633
                                        ------------  ------------  ------------  ------------  --------------------

NET LOSS                                $    (5,725)  $    (9,742)  $   (50,729)  $   (38,091)  $          (248,447)
                                        ============  ============  ============  ============  ====================

NET LOSS PER SHARE (BASIC AND DILUTED)  $        --   $        --   $        --   $        --

Weighted Average Shares                  43,022,500    40,500,000    42,464,167    40,500,000
                                        ============  ============  ============  ============

                                       CITIZENS CAPITAL CORP.
                                    (a development stage company)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the NINE Months Ended SEPTEMBER 30, 2001 and 2000
                          AND THE PERIOD FROM INCEPTION (MARCH 12, 1991) TO
                                         SEPTEMBER 30, 2001
                                             (Unaudited)


                                                         NINE  MONTHS ENDED       Period  from
                                                          SEPTEMBER  30,        March 12, 1991 to
                                                       ---------------------  ----------------------
                                                         2001        2000      SEPTEMBER  30,  2001
                                                       ---------  ----------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(50,729)  $ (38,091)  $            (248,447)
    Adjustments to reconcile net loss to cash used by
      operating activities:
      Expenses paid by stockholder                          ---         ---                  95,083
      Depreciation and amortization                         ---                               7,197
      Change in Credit Cards advances                       ---      33,142                  38,418
      Services paid for with stock and options           25,125         ---                  55,225
      Change in Prepaid Expenses                            ---       1,000                     ---
      Change in accounts receivable                        (486)     (1,887)                 (3,973)
      Change in accounts payable and accrued
      liabilities                                        21,176       8,477                  35,115
                                                       ---------  ----------  ----------------------
            Net cash used by operating activities         4,914       2,641                 (21,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and other assets                    ---     (31,004)                (34,564)
  Payment for intangible assets                             ---                                (400)
                                                       ---------  ----------  ----------------------
            Net cash used by investing activities           ---     (31,004)                (34,964)

CASH FLOWS FROM FINANCING ACTIVITIES -
  Notes payable                                             ---      28,653                     ---
  Sale of stock and contribution by stockholder             ---       1,624                  16,825
  Loan from shareholder                                   4,600         ---                  31,314
  Stockholders advances                                     ---         ---                   8,270
                                                       ---------  ----------  ----------------------
            Net cash provided by financing activities       ---      30,277                  56,409

NET INCREASE (DECREASE) IN CASH                            (314)      1,914                      63

CASH, beginning of period                                   377       2,221                     ---
                                                       ---------  ----------  ----------------------

CASH, end of period                                    $     63   $   4.135   $                  63
                                                       =========  ==========  ======================

                             CITIZENS CAPITAL CORP.
                          (a development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Unaudited Information
------------------------

The consolidated balance sheet as of September 30, 2001; consolidated statements of operations and consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 respectively were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of September 30, 2001; results of operations and cash flow for the nine month periods ended September 30, 2001 and 2000 respectively.

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

                              Results of Operations

Three  Months  Ended  September  30,  2001

REVENUES. Revenue of $17,461 for the third quarter of 2001 compares to $28,639 for the third quarter of 2000. Effective June 1, 2000, the Company acquired and integrated Taylor Printing and Graphics into the newly formed Media Force Signs Graphics & Media division of its Media Force Sports & Entertainment, Inc. subsidiary. The decrease in revenue for the third quarter end 2001 was due to a general decline in spending in the overall economy. Said decrease in spending has had a direct impact on business related commercial printing expenditures.

During the remainder of fiscal year 2001, the Company intends to add additional media products and services to its commercial printing operations. Also, the Company shall continue the evaluation, for acquisition, of other media product and service companies to add to its Media Force Signs Graphics and Media division. Moreover, the Company intends to open and/or acquire other locations to be designated as Media Force Signs Graphics & Media retail outlets.

The Company, through its SCOR Brands, Inc. subsidiary has completed production of its initial lines of SCOR Brand athletic footwear. It is the objective of the Company to cause SCOR Brands to move its initial product lines into the market and begin to generate revenues from the SCOR Brands unit. To facilitate movement of said products into the market, it is the objective of the Company to add additional SCOR Store retail outlets beginning in the Dallas,/Ft. Worth market. It is the objective of the Company to add both company and franchise owned SCOR Store retail outlets to facilitate distribution of its SCOR Brand products. The Company believes that the market for its SCOR Brand products remain strong and especially believes that there are great opportunities for a new brand entrant in the $13 billion athletic footwear market.

The Company believes that the further penetration of its now developed products and services into the market place will further its ability to increase revenues. In addition, the Company believes that its strategy of pursuing the continued purchase of revenue streams through the merger and acquisition process and/or the creation of various joint ventures will allow the Company to accelerate the rate in which it generates revenue.

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

GROSS PROFIT. Gross profit of $13,165 for the third quarter of 2001 compares to $21,163 for the third quarter of 2000. The decrease in revenue for the third quarter end 2001 was due to a general decline in spending in the overall economy. Said decrease in spending has had a direct impact on business related commercial printing expenditures and thereby revenues and gross profit for the third quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses of $18,890 for the third quarter of 2001 compares to $30,905 for the third quarter of 2000. The decrease in selling, general and administrative expenses are due to a general decline in spending in the overall economy. Said decrease in spending has had a direct impact on business related commercial printing expenditures and thereby the Company has adjusted its general and administrative expenses to reflect the corresponding decrease in revenues and the cost thereof.

As the Company introduces its SCOR Brand products into the market place; expands its media products and services and hires additional personnel during the remainder of its 2001 fiscal year, the Company expects its selling, general and administrative expenses to increase.

NET INCOME (LOSS). A net loss of $5,725 on revenue of $17,461 for the third quarter of 2001 compares to a net loss of $9,742 on revenue of $28,639 for the third quarter of 2000. The net loss reported by the Company for the third quarter of 2001 is attributable to a higher level of general and administrative expenses as related to revenues and gross profits for the period.

Liquidity  And  Capital  Resources

To continue its plan of operation for the remainder of its 2001 fiscal year, the Company expects to undertake capital obligations in order to market, distribute and expand the products and/or services proposed by Media Force Sports & Entertainment Inc. (Media Force) and SCOR Brands Inc. (SCOR) subsidiaries.

The Company expects to undertake initial capital obligations of up to $220,000 to hire executive management and general administration personnel for itself. Subsequently, the Company expects to incur additional capital obligations of up to $100,000 to hire management, general administration, marketing and sales personnel for Media Force and SCOR respectively and $800,000 in order to procure initial product inventories for its SCOR Brand unit. In order to fund the continuance of its operations, the Company expects to pursue working capital lines of credit of $100,000 for itself and $100,000 each for Media Force and SCOR respectively.

The Company expects to expand the products and services proposed to be offered by Media Force and SCOR primarily by acquiring those existing, income producing operating entities that offer products and services similar to, or the same as, those offered by Media Force and SCOR. To facilitate its growth and expansion plans for Media Force and SCOR, the Company intends to pursue loans from affiliates  of  the  Company  and/or  sell  a portion of its SCOR Brands unit to
procure   up  to  $1,000,000.

Plan  of  Operation

The Company's plan of operation for the remainder of its 2001 fiscal year is to:
(1) promote, market and/or introduce into the consumer marketplace the products and services proposed by its Media Force and SCOR units and (2) continue to identify, evaluate and pursue suitable merger and/or acquisition of those operating, income producing entities which offer products and/or services similar to, or the same as, those proposed by the Company.

                            PART II-OTHER INFORMATION

Item  1.  Legal  Proceedings

None

Item  2.  Changes  in  Securities

None

Item  3.  Defaults  upon  Senior  Securities

None

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders.

None

Item  5.  Other  Information

None

Item  6.  Exhibits  and  Reports  on  Form  8-K

On October 3, 2001, a report of Form 8-K was filed with the Securities and Exchange Commission regarding Citizens Capital Corp. Class A Subscription Rights Agreement dated August 30, 2001.

                                  EXHIBIT INDEX

                         SEE "EXHIBIT INDEX" ON  PAGE 11

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November  15,  2001                      By:  ______________________
                                                     Chief  Executive  Officer

Citizens  Capital  Corp.                        By:  /s/  Billy  D.  Hawkins
------------------------                             -----------------------
     (Registrant)                                    Chief  Executive  Officer

                                  EXHIBIT INDEX


Exhibit No                          Description                        Page No.
----------                          -----------                        -------
          None