Form 10-K
period 2010-12-31
CITIZENS CAPITAL CORP
filed 2011-09-12
CIK 925535

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K
(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.

[  ]   Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

Commission file number: 0-24344
Citizens Capital Corp.
(Name of Small Business Issuer as specified in its charter)

Texas	75-2368452
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

3537 Ridgebriar; Dallas, Texas 75234 * Mailing Address: P. O. Box 670406, Dallas, Texas 75367
(Address of principal executive offices)

Issuer’s telephone number, including area code: (469) 359-3868

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class A; no par; common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes    [x]           No   [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    [x]           No   [ ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes    [ ]           No   [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or  for such shorter period that the registrant was required to submit and post such files).        Yes    [ ]           No   [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter)   is not contained  herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information  statements incorporated  by reference in Part III of this Form 10-K or any amendment to Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or  a  smaller  reporting Registrant.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Registrant” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    [ ]   Accelerated filer    [ ]    Non-accelerated filer    [ ]   Smaller reporting Registrant     [x]

Indicate by check mark whether the registrant is a shell Registrant (as defined in Rule 12b-2 of the Act).    Yes    [ ]         No   [x]

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the Pink OTC Markets Inc. on the last business day of the registrant’s most recently completed third fiscal quarter (September 30, 2010) was approximately $0.

The number of shares outstanding for the registrant’s common stock as of December  31, 2010  was:  48,022,500

CITIZENS CAPITAL CORP.
INDEX TO 10-K Annual Report
Page No.
Cautionary Note on Forward-Looking Statements
Explanatory Note

PART I

Item. 1. Description of Business	5

Item 1A. Risk Factors	18

Item 1B. Unresolved Staff Comments	22

Item 2. Description of Property	22

Item 3. Legal Proceedings	22

Item 4. Removed and Reserved	22

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	23

Item 6. Select Financial Data	23

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	24

Item 7A. Quantitative and Qualitative Disclosure About Market Risk	29

Item 8. Financial Statements and Supplemental Data	29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53

Item 9A Controls and Procedures	57

Item 9B. Other Information	57
PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.	58

Item 11. Executive Compensation	60

Item 12. Security Ownership of Certain Beneficial Owners and Management	61

Item 13. Certain Relationships and Related Transactions	62

Item 14. Principal Accounting Fees and Services	64

PART IV

Item 15. Exhibits, Financial Statements, Schedules	65

Cautionary Note on Forward-Looking Statements

Certain statements discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurances that forward looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or performance to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, and other factors that could cause our actual results to differ materially from our forward-looking statements include, among others:

• risks relating to the filing of our Securities and Exchange Commission (“SEC”) reports, including the occurrence of known contingencies or unforeseen events that could delay our plan for completion of our outstanding financial statements, management distraction, and significant expense;

• risk associated with the SEC’s initiation of an administrative proceeding on May 23, 2011 to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to file an annual report on Form 10-K or For 10-KSB since December 31, 2001 or a quarterly report on either Form 10-Q or Form 10-QSB since September 30, 2001;

• uncertainty regarding the impact of general economic conditions on our business;

• risk that customers or partners delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;

• risk that we will experience liquidity or working capital issues and related risk that financing sources will be unavailable to us on reasonable terms or at all;

• uncertainty regarding the future impact on our business of the SEC’s administrative proceeding, including customer, partner, employee, and investor concern and potential customer and partner transaction deferrals or losses;

• risks relating to the remediation or inability to adequately remediate internal control weaknesses in order to produce accurate SEC reports on a timely basis;

• risks relating to our implementation and maintenance of adequate systems and internal controls for our current and future operations and reporting needs;

• risk associated with current or future regulatory actions or private litigations relating to or delay in timely making required SEC filings;

• risk that we will be unable to list or re-list our common stock on a national securities exchange, the Over- the- Counter bulletin board or other quotation service and maintain such listing;

• risks due to aggressive competition in all of our markets, including with respect to maintaining sufficient levels of investment in the business and with respect to introducing quality products which achieve market acceptance;

• risks created by competitors or introduction of large competitors in our markets with greater resources than us;

• risks associated with our ability to recruit and retain qualified;

• challenges in accurately forecasting revenue and expenses;

• risks associated with acquisitions and related system integrations;

These risks and uncertainties, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the filing date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or other circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

Explanatory Note

General. This is the first periodic report of Citizens Capital Corp. (together with its consolidated subsidiaries, “Citizens Capital”, the “Company”, the Registrant”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods after September 30, 2001.

Readers should be aware that several aspects of this report differ from other annual reports. First, this report is for each of the years ended December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004, December 31, 2003, December 31, 2002, and December 31, 2001, respectively, in lieu of filing separate reports for each of those years.

Further, in relationship to the December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004, December 31, 2003, December 31, 2002, and December 31, 2001 fiscal periods, the Company was in an inactive entity pursuant to Rule 17 CFR 210.3-11. Rule 17 CFR 210.3-11 states that if a registrant is an inactive entity as defined below, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be un-audited. An inactive entity is one meeting all of the following conditions: (a) Gross receipts from all sources for the fiscal year are not in excess of $100,000;  (b) the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock, (c) Expenditures for all purposes for the fiscal year are not in excess of $100,000; (d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

Second, because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission (the “SEC”), the information relating to our business and related matters is focused on our more recent periods and also includes certain information for periods after December 31, 2010. Finally, we intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2011 and June 30, 2011, respectively.

The Company has provided financial statements and select financial information for its fiscal periods ended December 31, 2001 thru December 31, 2010. As an inactive entity for the referenced periods, the Company has determined that the financial information for the same December 31, 2001 thru December 31, 2010 quarterly periods are immaterial.  As such, the Company does not intend to provide data for any of the quarters for the years ended December 31, 2001 thru December 31, 2010, respectively.

On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. On March 3, 2010, the SEC issued an Order Instituting Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of our common stock.

PART I

Description of Business

Item 1.  Business

As discussed under “Explanatory Note”, this report covers each of the years ended January 31, 2008, 2007, and 2006. As such, the information relating to our business and related matters set forth below includes information for each of those years. However, as a result of the gap in our public financial reporting and the significant changes we have made to our business in the interim, the information in this Item 1 focuses on our more recent periods and also includes certain updated information for periods after January 31, 2008.

General

Citizens Capital Corp. (the "Company") is a development stage holding company based in Dallas, Texas which seeks to acquire and/or develop those operating entities, assets and/or marketing rights which may provide the Company with an entrance into new market segments or serve as a complimentary addition to existing operations, assets, products or services.

For the purpose of entering into the residential mortgage loan market segment; the Company organized a subsidiary, Landrush Realty Corporation on August 15, 1995. Also on August 15, 1995, the Company sold the trademarks and exclusive marketing rights to two of its residential home equity brands, The Texas Home Equity ReFund® and The Cash-Out Mortgage ReFinancer® to Landrush in exchange for 19,000,000 shares of Landrush common stock. On June 13,1997, the Company sold the trademark and exclusive marketing rights to its third residential home equity brand: The Home Equity Cashier® to Landrush in exchange for 333,334 shares of Landrush common stock.

As of December 31, 2010, the Company continues to hold the exclusive marketing rights to both the Texas Home Equity ReFund® and the Cash-Out Mortgage ReFinancer® products. However, the Company is not actively marketing, licensing or operating either of its Texas Home Equity ReFund® or Cash-Out Mortgage ReFinancer® products in the consumer market place.

For the purpose of entering into the print media market segment, the Company organized a subsidiary, Media Force Sports & Entertainment Inc. on June 13, 1997.  Also, on June 13, 1997, the Company sold the trademark, publishing and exclusive marketing rights to its Black Financial Newsâ print publication to Media Force in exchange for 19,333,334 shares of Media Force common stock.

For the purpose of entering into the athletic footwear and apparel market segment, the Company organized a subsidiary, SCOR Brands Inc. on June 13, 1997.  On November 20, 1997, the Company sold the trademark and exclusive marketing rights to its SCOR® brand athletic shoe and apparel logo to SCOR in exchange for 19,333,334 shares of SCOR common stock.

On March 19, 1999, pursuant to the Exchange Act of 1934, as amended, the Company filed a Form 10 registration statement and thereby registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A; common stock for secondary market trading.  Said Form 10 registration statement became effective on or about May 16, 1999. The 39,500,000 common shares included 15,000,000 common shares initially held by the Company’s ESOP Trust.

In 2000, the Company acquired the assets of a printing business for integration into its Media Force unit and the Company primarily through this unit began to generate revenues.

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) based broadband networks.

In order to facilitate its growth and working capital requirements, the Company entered into a funding agreement with SCOR on August 1, 2001. Pursuant to said agreement, the Company agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate Re-Marketing, pre-registration and pre-public market movement of SCOR shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Company’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a portal designation on November 8, 2001.

Facilitated by China based contract footwear manufacturers, the Company moved its SCOR brand athletic footwear into full production on January 24, 2002 with the production of 2,928 pairs of SCOR branded footwear in the basketball and running shoe categories to be sold at its SCOR online store at: http://scorbrands.com. Effective August 15, 2002, the Company elected to temporarily suspend all SCOR brand footwear marketing and production due to difficulties in securing sufficient working capital.  As of December 31, 2009, the Company continues to own the exclusive marketing and distribution rights to the SCOR brand footwear and apparel products, as well as, the scorbrands.com domain.  The Company holds 29,233,334 shares of SCOR 144A common stock or 97.4% of said common stock outstanding.

Due to a general decline in the commercial printing business specifically, and a decline in the United States economy generally, precipitated by the closing of the United States stock market for three (3) consecutive days subsequent to the terrorist attacks on the United States on September 11, 2001; combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability. As such, the Company made the strategic decision to re-deploy its resources and discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003.

On January 1, 2008, the Company’s Media Force unit completed transformation and conversion of its Black Financial News® magazine publication into the Black Financial News® Network (BFNN) video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.

On February 5, 2008, the Company officially completed the internal development of the Dream League Football Association (DLFA), to include the design of its Dream League Football Association, league seal, the league brand and team logos for each of its twenty (20) initial teams.

The Company, through each of its twenty (20) DLFA teams, holds the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded teams and team logos. Each the Company’s named DLFA teams as they pertain to their team brands and current cities of operation, respectively, are listed as follows:

Stampede (Austin, TX); Rustlers (Dallas, TX); Drillers (Houston, TX); Warriors (Oklahoma City, OK); River Wranglers (San Antonio, TX); Blackjacks (Las Vegas, NV); Stars (Los Angeles, CA); Mountaineers (Salt Lake City, UT); Pioneers (Portland, OR); Silicons (San Jose, CA); Gamblers (Newark, NJ); Gotham Gladiators (New York, NY); Liberty (Philadelphia, PA); Rhinos (Toronto, CN); Vultures (Richmond, VA); Bulldogs (Chicago, IL); Condors (Columbus, OH); Roaddoggs (Detroit, MI); Stallions (Louisville, KY); Cheezheads (Milwaukee, WI).

On March 15, 2009, the Company’s Media Force unit completed the internal development of its Black Financial News TV Network®, a CNN (Cable News Network) styled, 24/7, daily, broadband video delivered, financial, business and general news broadcast center whose content is targeted towards the global, black consumer market. Black Financial News TV Network® content is delivered both direct to home, via television set top box and to the personal computer (PC) and  transmitted over traditional digital terrestrial, as well as, next generation Internet Protocol (IP) networks through Over the top (OTT) video service providers, and to the subscribers of various multi-channel video, pay-television distribution system operators.

On December 28, 2009, the Company entered into a Sell/Purchase Agreement (the “Purchase Agreement”) with DLFA Industries Inc. (“Industries”), a newly formed entity organized under the Laws of the State of Texas.  Pursuant to the terms of the Purchase Agreement, the Company agreed to sale, to Industries, all of the tangible and intangible assets (the “Assets”) of the Dream League Football Association, professional football league (the “League”) in exchange for the issuance of an aggregate of 250,000,000 shares of Industries’ common stock to the Company @ $0.20 per share or an aggregate common stock share value of $50,000,000, as payment in full, thereby causing Industries to hold 250,100,000 Industries common shares and thence become a 100% percent, wholly-owned subsidiary of the Company as of December 31, 2009.  Pursuant to a Form D; Notice of Securities Sales filed on January 7, 2010 with the Securities and Exchange Commission (File Number: 021-137524), Industries common stock, issued to the Company, were allocated in the following amounts and price per share pursuant to Regulation D; Rule 230.504 and 230.506 respectively, of the Securities Act of 1933, as amended.

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Company accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Company and Industries. Thereby, for the period ended December 31, 2009, the Company recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries.

On Oct 21, 2010, the Company’s Black Financial News TV Network entered into a 10 year content licensing and distribution agreement with Memphis, Tennessee based Vivicast Media, LLC. (“Vivicast”). Vivicast is in the business of licensing television networks to third-party, multi-channel video pay-television distribution system owners that use CATV, SMATV, MMDS and alternative technology systems for distribution of television networks to their respective subscribers.

On Oct 21, 2010, the Company’s DLFA Industries Inc. unit’s Dream League TV Network entered into a 10 year content licensing and distribution agreement with Memphis, Tennessee based Vivicast Media, LLC. (“Vivicast”). Vivicast is in the business of licensing television networks to third-party, multi-channel video pay-television distribution system owners that use CATV, SMATV, MMDS and alternative technology systems for distribution of television networks to their respective subscribers.

As of the Company’s fiscal period ended December 31, 2010, the Company’s plans contemplate an ongoing pursuit of both synergistic and unrelated assets and/or corporate merger and acquisition opportunities while operating in the following four market segments: 1) commercial and multi-family residential real estate investment and development; 2) (a) specialty news broadcast; (b) broadband sports, information and entertainment television programming; and (c) broadcasting distribution; 3) the design, marketing and distribution of branded athletic shoes and apparel and 4) professional sports entertainment and broadcasting, through its four wholly owned subsidiaries: Landrush Realty Corporation (“Landrush” - 97%); Media Force Sports & Entertainment, Inc. (“Media Force”- 97%); SCOR Brands, Inc. (“SCOR” - 97% ) and DLFA Industries, Inc. (“Industries”- 100%). Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures.

Bankruptcy, Receivership or Similar Proceeding

Neither the Company nor any of its subsidiary units are nor have bee subject to any bankruptcy, receivership or similar proceeds for the Company’s fiscal years ended December 31, 2008; 2009 or 2010 respectively.

Material Re-classification, Merger, Consolidation or Purchase or Sale of a Significant Amount of Assets

For the Company’s fiscal years ended December 31, 2008; 2009 or 2010 respectively, the Company was not subject to any re-classification, merger or consolidation transactions or proceedings.

On December 28, 2009, the Company entered into a Sell/Purchase Agreement (the “Purchase Agreement”) with DLFA Industries Inc. (“Industries”), a newly formed entity organized under the Laws of the State of Texas.  Pursuant to the terms of the Purchase Agreement, the Company agreed to sale, to Industries, all of the tangible and intangible assets (the “Assets”) of the Dream League Football Association, professional football league (the “League”) in exchange for the issuance of an aggregate of 250,000,000 shares of Industries’ common stock to the Company @ $0.20 per share or an aggregate common stock share value of $50,000,000, as payment in full, thereby causing Industries to hold 250,100,000 Industries common shares and thence become a 100% percent, wholly-owned subsidiary of the Company as of December 31, 2009.  Pursuant to a Form D; Notice of Securities Sales filed on January 7, 2010 with the Securities and Exchange Commission (File Number: 021-137524), Industries common stock, issued to the Company, were allocated in the following amounts and price per share pursuant to Regulation D; Rule 230.504 and 230.506 respectively, of the Securities Act of 1933, as amended.

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Company accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Company and Industries.

Principal Products and Services

For the Company’s 2010 fiscal year ended December 31, 2010, the principal products and/or services engaged by the Company, separately and/or in conjunction with and/or on behalf of its Landrush; Media Force; SCOR and Industries’ subsidiaries are as follows:

The Company’s is engaged primarily in the research, evaluation and pursuit of: a) suitable merger and/or acquisition of existing corporate operating entities; b) the internal development and/or acquisition of those assets and/or product marketing and distribution rights which may provide an entry into new markets or serve as a complimentary addition to existing operations, assets, products and/or services.  The principal market for the Company’s products and services are: 1) its own current and future subsidiary units; 2) the corporate parent companies seeking to divest certain operating subsidiaries; divisions and/or operating assets; 3) M&A oriented investment banks, representing corporate parent companies seeking to divest certain operating subsidiaries; division and/or assets.

Landrush completed the internal development of the Texas Home Equity ReFund®, Cash-Out Mortgage ReFinancer® and Home Equity Cashier® home equity brands.  Landrush has the exclusive marketing rights for each of the brands and each brand may be marketed and/or licensed to the public at the discretion and timing of Landrush. For the Company’s fiscal year ended December 31, 2010, neither of the Texas Home Equity ReFund®, the Cash-Out Mortgage ReFinancer® nor the Home Equity Cashier® home equity brand products are actively being marketed or licensed for use by the Company.

Further, Landrush is engaged in the research, evaluation and pursuit of suitable merger and/or asset acquisition opportunities in the commercial, hotel and/or multi-family residential real estate market in order to operate and/or lease said assets.

The principal market for Landrush's contemplated residential real estate development ventures are current apartment residents who seek high quality, alternative housing solutions which are conveniently located and affordably priced.  Landrush may utilize local and/or regional real estate professionals or hotel brand franchisors to market its proposed residential housing and/or hotel products and/or services.

The principal market for Landrush's contemplated commercial real estate developments are businesses whose principal activities involve the sale of retail products and/or services directly to the public; point to point distribution warehousing or light manufacturing businesses.  In order to market its contemplated commercial real estate projects, Landrush may work directly with potential tenants, as well as, with commercial real estate brokers to market its proposed commercial real estate properties and/or developments.

The principal products and/or services engaged in by Media Force are: a) its Black Financial News; video based specialty news, information and advertising based website located at the domain of; bfnnetwork.com; b) its contemplated Black Financial News; a broadband and digital terrestrial distributed TV network c) its contemplated 100+ channels; subscriber based; pay TV; sports and entertainment programming and distribution platform.

The principal market for Media Force's Black Financial News video based website and its contemplated Black Financial News; a broadband and digital terrestrial distributed TV Network, is the national African American community. The principal market for Media Force’s contemplated 100+ channels; sports and entertainment programming distribution platform is the general market consumer of sports and entertainment video content.

Media Force proposes to market both its Black Financial News video based website and its contemplated Black Financial News; broadband based TV Network through leading local, regional and nationally syndicated radio broadcast programs directed to the African American consumer market. Media Force intends to market its contemplated 100+ channels; sports and entertainment programming distribution platform to general market consumers of sports and entertainment content through various digital rights subscription resellers, as well as, through local, regional and nationally syndicated radio broadcast programs.

The principal products and services engaged by SCOR are the SCOR® brand line of athletic shoes and apparel.

The principal market for the SCOR® brand line of athletic shoes and apparel is the general athletic, casual and recreational sports consumer market, as well as, the Company’s Industries unit, contemplated Dream League Football Association, professional football league. The Company contemplates SCOR being the official shoe of the Dream League Football Association, as well as, each of its contemplated twenty (20) teams.

SCOR intends to primarily market its SCOR® brand line of athletic shoes and apparel directly to consumers through its contemplated E-Commerce based website store operating through its currently existing scorbrands.com, internet domain.  Subsequently and secondarily, SCOR contemplates pursuing third-party distribution through various local, regional and national retail sporting goods and footwear stores.

The principal product and/or service contemplated by Industries is its Dream League Football Association (DLFA), a professional football league, with contemplated teams located in twenty (20) of the leading consumer markets in the United States.

The principal market for Industries’ DLFA professional football league are general sports consumers in those major and emerging growth metropolitan consumer markets which do not have professional football teams.

Industries’ intends to market its DLFA professional football league operations and games principally through its  dreamleaguefootball.com league website, as well as, through its own Dream League TV network, a broadband and digital terrestrial distributed, sports programming network. Industries also contemplates re-distributing its DLFA sports content to consumers in its twenty (20) target markets through various television channels and networks.

Status of Any Publicly Announced New Product or Service

As of the Company’s fiscal year ended December 31, 2010, the status of the Company’s products and/or services and for that of each of its (4) subsidiaries are as follows:

The Company, separately and/or in conjunction with and/or on behalf of its subsidiaries, is currently engaged in the research, evaluation and pursuit of: a) suitable merger and/or acquisition of existing corporate operating entities; b) the development and/or acquisition of those assets and/or product marketing and distribution rights which may provide an entry into new markets or serve as a complimentary addition to existing operations, assets, products and/or services.

Landrush is currently engaged in the research, evaluation and pursuit of suitable commercial; multi-family residential real estate and/or hotel development and/or acquisition opportunities.

Landrush’s Texas Home Equity ReFund®, Cash-Out Mortgage ReFinancer® and Home Equity Cashier® home equity brands have been developed and previously announced publicly.  Landrush has the exclusive marketing rights for each of the brands and each brand may be marketed and/or licensed to the public at the discretion and timing of Landrush.  As of the Company’s fiscal year ended December 31, 2010, neither of the Texas Home Equity ReFund®, the Cash-Out Mortgage ReFinancer® nor the Home Equity Cashier® home equity brand products are actively being marketed or licensed for use on a commercial basis.

Media Force’s development of both its Black Financial News, video based, specialty news, information and advertising based interest website and it’s Black Financial News, broadband and digital terrestrial distributed TV network has been completed. Subject to the acquisition, by the Company, of the equipment necessary for broadcast, as well as, the acquisition of on air and production talent, the Black Financial News TV Network is market ready for implementation.  On October 21, 2010, the Company’s Black Financial News TV Network entered into a 10 year content licensing and distribution agreement with Memphis, Tennessee based Vivicast Media, LLC. (“Vivicast”). Vivicast is in the business of licensing television networks to third-party, multi-channel video pay-television distribution system owners that use CATV, SMATV, MMDS and alternative technology systems for distribution of television networks to their respective subscribers.

Media Force’s development of its 100+ channels, sports and entertainment programming and distribution platform has been completed. Subject to the acquisition of the equipment necessary for broadcast distribution, as well as, the acquisition of production talent, the Media Force 100+ channels, sports and entertainment programming and distribution platform is ready for market implementation.

SCOR's development of its SCOR® brand line of athletic shoes and apparel has been completed.  SCOR has arranged for the production of its SCOR® brand line of athletic shoes and apparel through China based contract manufacturers.  Currently, the production of its SCOR® brand line of athletic shoes and apparel may be initiated at the sole discretion of SCOR by submitting and executing product purchase orders with selected, China base contract manufacturers.  From the date a production order is submitted by SCOR to its China based contract manufacturers, it generally takes thirty (45) days, depending on the order size, to complete the production cycle.  Further, an additional twenty (20) days is generally required for ocean shipping from China based production facilities to the port of Los Angeles and the subsequent transport by rail to warehouse storage facilities in Dallas, Texas.

The Company initiated development of the Dream League Football Association (DLFA), professional football league. To facilitate the further development of the DLFA, the Company has transferred all assets and the master broadcast, merchandising, marketing and team operating rights related to the DLFA, to Industries, for a previously disclosed financial consideration.  Industries’ is furthering the development and operations of the DLFA.  Currently, the development of the DLFA is complete and the DLFA operation is ready to begin to pursuit of players, coaches and otherwise begin to market its contemplated operations.  On Oct 21, 2010, the Company’s DLFA Industries Inc. unit’s Dream League TV Network entered into a 10 year content licensing and distribution agreement with Memphis, Tennessee based Vivicast Media, LLC. (“Vivicast”). Vivicast is in the business of licensing television networks to third-party, multi-channel video pay-television distribution system owners that use CATV, SMATV, MMDS and alternative technology systems for distribution of television networks to their respective subscribers.

The Company, in conjunction with its Media Force, SCOR and Industries subsidiaries has made previous public announcements concerning its products and/or services. The Company, separately, and in conjunction with and/or on behalf of its current and future subsidiary units anticipates making additional public announcements as the Company and its subsidiaries continue to move its products and services into the public market place.

Competition

The Company is engaged in the internal development and/or operation of certain assets and seeks to pursue various external corporate mergers and acquisition (M&A) opportunities. The Company contemplates acquiring, owning and managing various corporate manufacturing, distribution and/or service companies for the purpose of both profit and the opportunity of capital appreciation.  Typically, the industry is characterized by the presence of small, medium and large private equity and/or venture capital firms.  Generally, said private equity and/or venture capital firms may be privately and/or publicly held with access to both the public and private equity and debt capital markets respectively.  The principal method of acquisition of these private equity and/or venture capital companies is to utilize combinations of cash, equity and debt to consummate transactions with its merger and/or acquisition targets. The specific combination of cash, equity or debt utilized by each of the private equity and/or venture capital companies is generally dependent upon current conditions in the both the public and private capital market place.

KKR, Blackstone Group, Providence Equity Partners, Carlyle Group, Apollo Group, Fortress Investments, Cerberus Investment Group, Berkshire Hathaway, Valhi, and Hicks Acquisition Group are amongst the industry's leading market participants in the mergers and acquisition segments respectively. However, there are numerous other local and regional market participants that manage asset portfolios of various sizes.

The Company’s Landrush unit contemplates operating in the multi family residential; hotel and commercial real estate property segments. Landrush intends to acquire, own, manage and lease said properties. Both the multi family residential; hotel and commercial real estate property segments are very competitive and generally consist of entities structured as specialty, real estate investment trust (REIT).  Typically, the industry is characterized by the presence of large, publicly traded REIT’s with access to both the public and private equity and debt capital markets respectively. The principal method of acquisition of each of these REIT’s is to utilize combinations of cash, equity and debt to consummate said property acquisition transactions. The specific combination of cash, equity or debt utilized by each REIT is generally dependent upon current conditions in the multi family residential and commercial real estate industry, as well as, the capital markets.

Equity Residential, Vornado Realty Trust, Apartment Investment & Management Company, Lincoln Property Company, Fortress Investment Company and Equity Office Properties Trust are amongst the industries leading market participants in the multi family residential; hotel and commercial real estate segments respectively.

Landrush believes that it may face tremendous competitive risk and high barriers to entry in its attempts to gain market share from its more established competitors.  Consequently, gaining a leading market share position is not the objective of Landrush.  However, Landrush believes that through the utilization of various alternative methods of property acquisition, re-deployment of assets, distressed real estate market conditions and access to the public and private capital markets it may achieve a higher initial level of competitive market results then would otherwise be likely.

The Company’s Media Force unit contemplates operating in the general broadband and digital terrestrial distributed video, specialty news, information, advertising; entertainment and sports programming distribution, industry segments.

The general broadband, digital terrestrially distributed, video sports and entertainment segment is characterized by television networks, media companies, film studios, sports networks, broadband content providers and syndicated, video distributors who generally distribute their video content over existing internet protocol (IP) networks and/or direct to home televisions in H.264, streaming format via set top box and/or personal computer. Further, the leading participants in the broadband video distribution market typically pursue competitive advantages by seeking alliances with leading digital content distributors, sports and entertainment content providers; content delivery networks and internet service providers.

The specialty video news, information and entertainment programming segment is characterized by niche market programmers who target their content to specific, demographic based audiences.  Through its specialty video content, each video programmer attempts to appeal to the interests of its target market audience. Subsequently, video programmers and distributors offer their content to their targeted audiences directly and through video distributors on both a commercial advertising and/or sponsorship supported basis.

The Company’s Media Force unit will generally be in competition with various broadband and digital, sports and entertainment video distribution platforms. The leading participants in the video distribution platform segment are: Hulu, Universal Sports Network, Fancast, MLB.com, NBA Broadband, ESPN3 and You tube.

The Company’s Media Force units’ BFN Network segment will generally be in competition with various specialty video news, information and entertainment content programmers. The leading participants in the content programming segment targeted towards the demographic based consumer markets for which Black Financial News TV Network contemplates operations are: TV One, CNN, MSNBC, BET News and Fox Business News.

The Company believes that both its Media Force unit and its Black Financial New TV Network segments respectively may face tremendous competitive risk in its attempts to gain market share from its more established specialty broadband, content programmers. However, Media Force and it Black Financial News TV Network segment believes that through the utilization of new technologies and the advent of new broadband, video channels and digital content distribution platforms direct to the home via set top box and various mobile devices, that it may achieve a higher level of market penetration and operational results then would otherwise be likely.

Industries’ DLFA unit contemplates a professional football league for male gender participants who are at minimum eighteen (18) years of age and have obtained, at minimum, their high school diploma or a general equivalency designation and who in return for their on field services, receive financial compensation.

The primary amateur football market for Industries’ DLFA unit male gender participants who are at least eighteen (18) years of age and have obtained their high school diploma for which Industries’ DLFA unit competes is the National Collegiate Athletics Association (NCAA). Currently, the NCAA is both the leading and dominant industry competitor in the football market place for the services of male gender participants who are at least eighteen (18) years of age and have obtained their high school diploma.  In exchange for the opportunity to pursue and obtain a college or university level degree, open recruiting for the services of male gender participants who are at least eighteen (18) years of age and have obtained their high school diploma is the principal method of competing and obtaining the services of said male gender participants by the NCAA football market segment.  Industries’ DLFA unit believes that its competitive position is strengthened in this industry segment by providing its male gender participants with professional level, financial compensation for the performance of their on field services in exchange for an opportunity to also work towards and obtain a college or university level degree.

The primary professional football markets for Industries’ DLFA unit for male gender participants who receive financial compensation for their services for which Industries’ DLFA unit competes is the National Football League (NFL); Canadian Football League (CFL) and the United Football League (UFL) respectively. Currently, the NFL and CFL respectively are the leading industry competitors in the football market place for male gender participants who receive financial compensation in exchange for their services. The agreement to and the exchange of, a mutually acceptable financial consideration is the principal method of competing for and obtaining the services of male gender participants in the professional football market for which Industries’ DLFA unit competes.  Industries’ DLFA unit believes that its competitive position is strengthened in this industry segment by: 1) establishing teams in twenty (20) new consumer markets; 2) being the most active employer in each of the twenty (20) consumer markets for which it contemplates team operations, sports not withstanding; 3) providing male gender participants 18 years or older and who have at a minimum obtained their high school diploma or G.E.D. equivalence with an viable alternative to amateur level, college athletics which provides them with professional level, financial compensation while also providing with an opportunity to work towards and obtain a college or university level degree; and  4) providing its male gender participants with additional opportunities to obtain employment in the professional football industry.

The Company’s SCOR unit contemplates operating in the athletic footwear and apparel industry.  The athletic footwear and apparel industry is keenly competitive in the United States and on a worldwide basis in the areas of new product development, price, product identity, marketing, distribution, and customer service support.  SCOR anticipates that it will compete with an increasing number of specialized athletic shoe and apparel companies.  The intense competition and the rapid changes in technology, as well as, consumer preferences for existing athletic footwear and apparel brands constitute significant risk factors for SCOR.  Yet, SCOR has demonstrated the viability of the SCOR Brand by moving the brand from the proto type; to development stage to actual product production, delivery and consumer market sales.  During previous periods, said sales where generated primarily through its scorbrands.com owned E-Commerce, online store.

Nike, Reebok, Adidas, Converse, Sketcher and Under Armour are amongst the leading market brands in the footwear and apparel industry. Given the proprietary nature of existing production, marketing and distribution processes, SCOR may face tremendous competitive risk in its attempts to gain market share from its more established competitors.  However, SCOR believes that through the utilization of various alternative methods of product production, marketing and distribution, it may achieve a higher initial level of market results then would otherwise be attainable.

            Sources and Availability of Raw Materials

The intended operations of the Company's and/or subsidiaries may be dependent upon sources and/or the availability of raw materials for the initiation and completion of its contemplated business ventures.

The Company intended business is not dependent upon sources and/or the availability of raw materials for the initiation and completion of its contemplated business operations.

Landrush's purposed multi-family residential and commercial development ventures are highly dependent upon sources and the availability of raw materials.  Landrush may source and use such raw materials as: steel beams, wood, bricks, cement, and plastic. Landrush general building contractors may make direct use of said raw materials during the course of any proposed, contracted building assignment.  All material sources of raw materials which may be needed by Landrush to carry out its contemplated residential and commercial development ventures are generally available in sufficient supply.

Media Force intended business is not dependent upon sources and/or the availability of raw materials for the initiation and completion of its any of its contemplated business operations.

SCOR's branded athletic shoes shall be dependent upon a ready source of natural and synthetic rubber, vinyl and plastic compounds, foam cushioning materials, nylon, canvas, and leather.  SCOR's proposed apparel products are dependent upon the use of natural and synthetic fabrics, treads and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture.  SCOR's contemplated athletic shoes and apparel lines shall be produced by third party, contract manufacturers located in China. Said contract manufacturers typically buy raw materials in bulk, as needed for production.  Raw materials necessary to produce SCOR’s branded footwear is generally available in or are delivered to the countries where the manufacturing process takes place.  The contract manufacturers who have been engaged to produce SCOR's branded line of shoes and apparel have not experienced any material level of difficulties in satisfying the raw material requirements used for the production of the SCOR brand line of athletic shoes and apparel..

Industries’ intended DLFA professional football league team uniforms and team merchandise shall be dependent upon a ready source of natural and synthetic rubber, mesh, nylon, cotton and leather materials.  Industries’ contemplated team uniforms and team merchandise shall be produced by third party, contract manufacturers located in China. Said contract manufacturers typically buy raw materials in bulk, as needed for production.  Raw materials necessary to produce Industries’ team uniforms and team merchandise are generally available in, or are delivered to the countries where the manufacturing process takes place.  The contract manufacturers who have been engaged to produce Industries’ team uniforms and team merchandise have not experienced any material level of difficulties in satisfying raw material requirements used for the production of Industries’ team uniforms and team merchandise.

Dependence of Segment on a Single Customer

Neither the Company nor its Landrush, Media Force, Industries or SCOR units, nor any of their segments, is dependent upon a single customer or a few customers for the generation of aggregate product sales which are equal to 10% or more of its consolidated revenue.  However, the Company’s consolidated revenues for its fiscal year ended; December 31, 2010 is derived from and was solely generated by its Media Force and Industries units.

Patents, Trademarks, Licenses, Franchises and Concessions

The Company utilizes trade and/or service marks on a substantial number of the products and/or services proposed for Re-marketing by its Landrush; Media Force; SCOR and DLFA subsidiaries.  The Company believes having distinctive marks that are unique and readily identifiable is a very important factor in creating and maintaining a market for its products and services, in identifying the Company and its subsidiaries, establishing exclusive product branding, marketing and distribution rights and in distinguishing its products and services from the other products and services offered in the market place.  The Company and its subsidiaries consider its trade and service brand marks to be amongst its most valuable assets.

The Texas Home Equity ReFund®; The Cash-Out Mortgage ReFinancer®; The Home Equity Cashier®; and SCOR® brand marks are registered trademarks of the Company and/or its subsidiaries. The Company and its subsidiaries have the exclusive right to use and market said trademarks in the market place.

The Black Financial~Newsâ brand mark is a registered trademark of the Company and/or its subsidiaries. As such, the Company and its subsidiaries have the exclusive right to use and market said trademarks in the market place as it pertains to its branded broadcast network.

The SCOR® brand mark is a registered trademark of the Company and/or its subsidiaries.  As such, the Company and its subsidiaries have the exclusive right to use and market said trademarks in the market place as it pertains to the exclusive marketing and distribution rights of its branded footwear and apparel products.

Industries, through each of its DLFA league seal and twenty (20) DLFA teams, maintains the exclusive television & radio broadcast, marketing, merchandising and distribution rights for the league, as well as, each of its twenty (20) uniquely branded team logos. Each named DLFA team as they pertain to their current cities, respectively, is listed below:

Stampede (Austin, TX); Rustlers (Dallas, TX); Drillers (Houston, TX); Warriors (Oklahoma City, OK); River Wranglers (San Antonio, TX); Blackjacks (Las Vegas, NV); Stars (Los Angeles, CA); Mountaineers (Salt Lake City, UT); Soldiers (Sacramento, CA); Silicons (San Jose, CA); Gamblers (Newark, NJ); Gotham Gladiators (New York, NY); Liberty (Philadelphia, PA); Rhinos (Toronto, CN); Vultures (Richmond, VA); Bulldogs (Chicago, IL); Condors (Columbus, OH); Corndoggs (Des Moines, IA); Stallions (Louisville, KY); Cheezheads (Milwaukee, WI); Pioneers (Portland); Roaddoggs (Michigan).

Government Approval of Principal Products and Services

For the Company’s fiscal year ended December 31, 2010, none of the products and/or services of the Company nor its Landrush, Media Force, Industries, or SCOR units require any governmental approval.

Effect on Business of Probable Compliance with Federal, State, and Local Provisions

For the Company's fiscal year ended December 31, 2010 there were no material nor immaterial items or issues of federal, state or local compliance as related to the developmental operations of the Company or of any of its subsidiaries.

Cost and Effects of Compliance with Environmental laws

For the Company's fiscal year ended December 31st 2010 there were no material or immaterial items or issues of federal, state or local compliance as related to the developmental operations of the Company or of any of its subsidiaries.  Subsequent to the end of the Company’s December 31, 2010, the Company does not anticipate making any material capital expenditures on any items or on any issues necessary for federal, state or local compliance as related to the developmental operations related to the Company or of any of its subsidiaries.

Change in Numbers of Employees

During the Company’s fiscal year ended December 31, 2010, neither the Company nor any of its subsidiary units added any new employees. During the Company’s 2011 fiscal year, both the Company and its subsidiaries anticipates that it may experience a material change in the number of employees that are required to implement, execute, manage and support the planning, administrative, finance, accounting, marketing, sales and the day to day operational aspects of: 1) its current operations; or 2) any operating entity and/or assets which may be acquired by the Company or its subsidiaries.

Reports to Security Holders

The Company is a reporting company.  However, for the December 31, 2001 thru December 31, 2009 periods respectively, the Company did not file any public periodic reports. For the period beginning December 31, 2010, the Company intends to resume filing its periodic reports with the Securities and Exchange Commission (SEC). The Company shall file quarterly reports on Form 10-Q; annual reports on Form 10-K and current information reports on Form 8-K. Reports filed by the Company on Form 10-Q shall contain reviewed financial statements. Reports filed by the Company on Form 10-K shall contain audited financial statements. The Company may also file various reports from time to time as prescribed and required by the Securities and Exchange Commission.

The public may read and copy any reports and/or other materials that the Company files with the SEC at the SEC’s pubic reference room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of: 10 a.m. to 3 p.m. Further, the public may obtain information on the operation of the public reference room by calling the SEC at: 1-800-SEC-0330.  Moreover, the SEC maintains an internet site at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

In the event that the Company is no longer required to file reports with the SEC or for any reason does not file reports with the SEC, the Company shall voluntarily make an annual report of the Company’s operations, to include, directly with a publicly recognized information repository such as the OTC Markets Pink Sheet Information service.

Item. 1A.     Risk Factors

The following factors, among others, should be considered carefully in evaluating an investment in the Company’s securities. Please read the section in the Company’s Re-marketing Memorandum; titled “Risk Factors”, each sub-caption there under, as well as, the Company’s un-audited financial statements for the period ended December 31, 2009 and December 31, 2010 respectively in conjunction with the notes to the financial statements thereof carefully before making a decision concerning the purchase of any of the Company’s securities.

Development Stage Status

The Company is a development stage holding Company operating through four subsidiaries; Landrush, Media Force, Industries and SCOR. Operations since the Company’s inception in 1991 through the Company’s fiscal period ended December 31, 2010, have primarily included expenditures related to the development and execution of the Company’s business plan; contemplated business ventures, products and services.  Since its inception, neither the Company nor any of its subsidiaries have been profitable.

Product Quality and Development

The products, services and business ventures developed by the Company’s and its Landrush, Media Force, Industries and SCOR units are newly developed.  There are no assurances that a market will develop or can be maintained according to the Company’s business plan; or the contemplated business ventures of any of its subsidiary units.

The Texas Home Equity ReFund® and Cash-Out Mortgage ReFinancer® products contemplated to be offered by the Company’s Landrush unit are new with no history as licensed products.  As such, there are no assurances that the Texas Home Equity ReFund® and Cash-Out Mortgage ReFinancer® products will be received in the market place or obtain a significant level of distribution.

The Black Financial~News® TV Network proposed to be launched by the Company’s Media Force unit is a new broadband video channel with no history of broadcast distribution. There are no assurances that the Black Financial~News® TV Network will be received in the market place or establish a significant level of distribution.

The Company’s SCOR unit has successfully developed, designed and produced its SCOR Brand line of footwear and apparel and introduced said products into the market place.  However, in order for the Company’s SCOR unit to be perceived as a viable replacement for better known name brand athletic footwear and apparel, the proposed SCOR products must be visually attractive and solidly constructed. In order to solidify its SCOR Brand products in the market place, SCOR must establish effective channels of distribution and maintain an active product development program. There is no assurance that a market will develop for the SCOR brand line of athletic shoes and apparel.

The Company’s Industries’ DLFA unit is a new professional football league contemplated by Industries.  Industries’ DLFA unit shall be in primary competition with the National Collegiate Athletic Association (NCAA), the National Football League (NFL), the United Football League (UFL) and the Canadian Football League (CFL) for personnel. The NCAA and NFL currently hold leading positions in the market place as it pertains to advertisers and television market share. There are no assurances that Industries’ DLFA segment will be able to obtain sufficient personnel levels to staff each of its twenty (20) contemplated teams nor that Industries’ DLFA segment shall be able to obtain broadcast distribution for its games on its Dream League TV Network or on any third party television networks.

Dependence on Advertising and Promotion

The success of the products and services contemplated to be offered by the Company’s subsidiary units are dependent on advertising and promotions each of the products and services.

Media Force’s Black Financial~News® TV Network (BFNN) contemplated by the Company’s Media Force unit is dependent upon the advertisement and promotion of its broadband channel, as well as, commercial advertising and sponsorship support as a primary source of revenue generation for the unit.

Absent the receipt of advertiser, sponsorship and promotional support, Media Force’s BFNN unit may be adversely affected and there is no assurance that BFNN shall be successful in meeting its operational objectives. Absent the receipt of advertiser and promotional support, Media Force’s BFNN unit may be adversely affected and there is no assurance that BFNN shall be successful in meeting its operational objectives.

The athletic shoe and apparel market is heavily dependant upon marketing. The Company’s SCOR unit shall be highly dependent upon the advertisement and promotion of its branded products in order to generate a sufficient level of sales activity. Absent the receipt of advertiser and promotional support, the Company’s SCOR unit may be adversely affected and there is no assurance that SCOR shall be successful in meeting its operational objectives.

The Company’s Industries’ DLFA unit and each of its contemplated twenty (20) teams is heavily dependant upon advertising, sponsorship and promotional support as a primary source of its revenues.  Absent the receipt of adequate levels of advertiser and promotional support, there are no assurances that Industries’ DLFA segment will be successful in meeting its operational, revenue and profitability objectives.

No Assurance of Profitability

The Company is a development stage Company which has not generated a material level of consolidated sales activity nor has the Company generated a profit.  For the Company’s fiscal years ended December 31, 2009 and December 31, 2010 respectively, the Company generated net losses of <$14,654> and <$5,504> respectively. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by development stage companies. To address these risks, the Company must, among other things, establish its products and services in their respective markets, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize its products and services incorporating such technologies.  There can be no assurance that the Company can be successful in addressing these risks or that the Company can be operated profitably, which depends on many factors, including the success of the Company’s marketing program, the control of expense levels and the success of the Company’s business activities.

Possible Under Capitalization and Need For Future Financing

The Company and its subsidiary units anticipates that a significant portion of its short-term working capital and long term acquisition financing resources shall be provided from the proceeds generated by the re-payment and liquidation of its $18,863,700 Note Receivable2 held as payment for a $18,863,700 loan made to its affiliated Citizens Capital Corp. 1998 ESOP Trust (ESOP Trust) in exchange for the purchase a $30,000,000; issue of the Company’s Series 2010A; 7% percent; $1,000 par value; convertible; callable; 144A; First Mortgage Bonds Due 2020.  The Promissory Note originating from said Note Receivable2 has a “demand call’ provision that allows the Company to “demand” the liquidation of up to 30,000 Series 2010A; $1,000 par value bonds, held by the ESOP Trust, to certain Qualified Institution Buyers (QIBs) and/or Accredited Investors in the secondary market, at anytime. If the Company is unable to obtain anticipated financing utilizing the “demand call” provisions of its Note Receivable2 held, there can be no assurance that the Company will be able to successfully implement its acquisition oriented business objectives or meet working capital requirements.

Further, the Company and its subsidiary units anticipates that a significant portion of its short-term working capital and long term acquisition financing resources will be provided from the proceeds generated from the secondary market re-sale of up to 13,000,000 shares of the Company’s common equity, held by its affiliated Citizens Capital Corp. 1998 ESOP Trust.  Pursuant to the provisions of Note Receivable1, held by the Company, the Company has a “demand call’ provision that allows the Company to “demand” the re-sale in the capital market place of up to 13,000,000 shares of the Company’s common equity, held by the affiliated Citizens Capital Corp. 1998 ESOP Trust.

While the Company intends to explore a number of options in order to secure alternative financing in the event that currently anticipated financing is not obtained or is insufficient, there can be no assurance that additional financing will be available when needed or obtained on terms favorable to the Company.

Dependence on Management

As of the Company’s fiscal year end December 31, 2010, shareholders and bondholders of the Company are fully dependent upon the Company’s Chief Executive Officer, Billy D. Hawkins, to conduct the Company’s business and to implement the operating objectives of each of its subsidiary units.  Success of the business depends on the skills and efforts of both current and future management and, to a large extent, on the active participation of the Company’s board of directors, executive officers and key employees. The Company may provide stock options in order to retain and motivate qualified management personnel or other key employees. However, the inability to attract and retain qualified management and other key employees could adversely affect the Company’s ability in meeting its business objectives.

Competition

As discussed above, the markets for which the Company’s and each of its subsidiary units propose to operate are intensely competitive, rapidly evolving and subject to rapid fundamental and technological change. Except for that of capital, information, knowledge and technology, there are no substantial barriers to initial entry, and the Company expects competition to persist, intensify and increase in the future. There can be no assurance that market competitors in each of the Company subsidiary units will not develop fundamental methods and technologies or products that render the Company’s products obsolete or less marketable, that the Company will be able to compete successfully, that the Company will be able to successfully enhance its products, or develop new products or lower costs when and as needed.

Proposed Expansion and Ability to Manage Growth

The Company and each of its subsidiary units intend to expand its current level of operations.  Expansion of the Company’s operations will be dependent upon, among other things, its ability to: (I) achieve significant market acceptance for the Company’s products and services; (II) hire and retain skilled management, marketing, technical and other personnel; (III) successfully manage growth, if any (including monitoring operations, controlling costs, and maintaining effective quality controls); and, (IV) obtain adequate levels of both working capital and acquisition financing when needed.  The Company’s prospects for future growth will be largely dependent upon its ability to achieve significant penetration of its products and technologies in targeted markets, to successfully market its concepts, to develop and commercialize applications of its design and production technologies for the market and to enter into strategic alliances with third-parties in connection with the exploitation of its technologies. The Company could also seek to expand its operations through corporate merger and/or acquisition.

Wells Notices

On May 23, 2011, the SEC issued an Order Instituting Proceeding (“OIP”) against the Company pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on Form 10-K or Form 10-KSB since December 31, 2001or quarterly reports on either Form 10-Q or Form 10-QSB since September 31, 2001.  An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of our common stock.

Item 1B.  Unresolved Staff Comments

As of its fiscal year ended December 31, 2010, the Company did not have any issued nor unresolved comments with the staff of the Securities and Exchange Commission.

Item 2.  Description of Property

The Company maintains temporary administrative offices located at: 3537 Ridgebriar Dr., Dallas, Texas 75234. In preparation of its anticipated growth and the corresponding need for expanded office accommodations, the Company is actively seeking suitable network studio, management and administrative offices.

As growth and expansion require, the Company and each of its three subsidiaries anticipates relocating to separate executive and/or operational offices during the Company's 2011 fiscal year.

Item 3. Legal Proceedings

For the Company’s fiscal year ended December 31, 2010, neither the Company nor any of its subsidiaries were involved in, nor a party to; any current legal proceedings nor any pending litigation brought by any federal, state, local court or regulatory agency.

On May 23, 2011, the SEC issued an Order Instituting Proceeding (“OIP”) against the Company pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on Form 10-K or Form 10-KSB since December 31, 2001or quarterly reports on either Form 10-Q or Form 10-QSB since September 31, 2001.  An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of our common stock.

Item 4. (This item has been removed and reserved)

PART II

Item 5.  Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock originally listed for active trading, and traded on the NASD Over-the-Counter Bulletin Board under the symbol CAAP in the first quarter of the Company’s fiscal year ended December 31, 2000. The Over-the-Counter Bulletin Board is an inter-dealer quotation system whose price quotes does not reflect any retail mark-up, mark-down or commission and may not represent actual transactions.  The high and low price quotes for the Company’s common stock during each quarter of fiscal year 2000 was as follows:

		Stock
		High	Low
2000
	First Quarter	.03	.02
	Second Quarter	1.71	.1875
	Third Quarter	2.25	.14
	Fourth Quarter	.34	.04

Beginning in the Company’s fiscal year ended December 31, 2002 thru its fiscal year ended December 31, 2010, the Company’s common stock has been listed on the OTC Pink Sheets. During the Company’s fiscal year ended December 31, 2002 thru its fiscal year ended December 31, 2010, the Company’s common stock has been actively traded. The high and low price quotes for the Company’s common stock during each quarter of fiscal year 2010 was as follows:

		Stock
		High	Low
2010
	First Quarter	.00	.00
	Second Quarter	.00	.00
	Third Quarter	.00	.00
	Fourth Quarter	.00	.00

As of December 31, 2010, there were approximately 51 record holders of the Company’s common stock.

The Company has not paid any cash or common stock based dividends on its common stock since its inception. Periodically, the Company will consider the payment of dividends in light of the Company’s earnings, capital requirements, financial condition and other factors, but there is no assurance that the Company will elect to pay dividends in the future.

The Company is not currently subject to any restrictions which would limit its ability to pay either cash or stock dividends on its common equity, providing that sufficient earnings to pay a cash dividend are available.

For the Company’s fiscal period ended December 31, 2010; December 31, 2009 and December 31, 2008 respectively, the Company did not purchase any of its own equity securities.

Item 6.  Select Financial Data

The Company qualifies as a smaller reporting company as defined by 229.10(f)(1). As such, the Company is not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Explanatory Note” at the beginning of this report, reading the section entitled; “Business” under Item 1 of this report, as well as, reading the consolidated financial statements and the related notes thereto which appear elsewhere in this report under both Item 8 and Item 15(a) of this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Risk Factors” under Item 1A.

Selected Annual Results of Operations

The following discussion of the financial condition and results of operations of the Company for its fiscal year ended December 31, 2010 should be read in conjunction with the Financial Statements and the related Notes thereto included under Item 8, “Financial Statements” located in this document. Operations since inception have primarily included expenditures related to operations and the internal development of the Company’s assets and proposed business ventures, research; and the development of its prototype branded products and services. The Company’s operations since January 1, 2010, include the operation of its Media Force unit’s Black Financial News Network website and completion of the internal development of its Black Financial News TV Network, as well as, operation of its DLFA Industries unit’s Dream League Football website and completion of the internal development of its Dream League Football Association, professional football league and its Dream League TV game programming Network.

Further, the Company’s operations since January 1, 2010 included completion of the internal development of its 100+ channels; subscriber based; pay television, sports and entertainment, programming and distribution platform.

The Company’s Landrush unit is currently evaluating, for acquisition, various commercial, multi-family residential real estate purchase opportunities.

The Company has previously completed the development of its SCOR brand line of footwear and apparel. The Company contemplates its SCOR brand footwear being declared and named the official shoe of its DLFA Industries unit’s Dream League Football Association, professional football league.

The following table shows selected results of operations for the fiscal years ended December 31, 2001 thru December 31, 2010. As of December 31, 2010, the Company had completed the internal development of its portfolio of products and services.  With the exception of the initial introduction of its SCOR Brand line of athletic, casual footwear and apparel target market consumers, the Company, as of December 31, 2010, had not introduced its products and services into the consumer market.  As such, the figures in the table below may not be reflective of future operations.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,
	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	From Period of Inception (March 12, 1991) to December 31, 2010
Sales	$13	$37	$103	$198	$0	$369	$0	$7,054	$36,106	$71,531	$177,937

Cost of Sales	0	3	0	0	0	0	0	3,487	7,197	12,843	37,401

Other Income	0	(4,750)	0	0	0	0	0	(10,758)	0	6,801	(8,707)

Gross Margin	13	(4,716)	103	198	0	369	0	3,567	28,909	65,489	131,829

G & A Expensive	5,517	9,938	9,568	7,787	10,215	24,435	3,359	3,530	29,781	128,840	479,343

Net Income (Loss)	(5,504)	(14,654)	(9,465)	(7,589)	(10,215)	24,066	(3,359)	(10,721)	(872)	(63,351)	(347,514)

Net Loss (Per Share)	*	*	*	*	*	*	*	*	*	*	*

*Less than $0.01 Per Share

Liquidity and Capital Resources

Since its inception, the Company has financed its operations primarily from contributions from its principle stockholder, the sale of its common stock, and re-marketing with related parties. For the periods ending December 31, 2009 and 2010 respectively, contributions from its principal stockholder totaled $4,934 and $4,190 respectively. The Company had ($80,984) in cash as of December 31, 2010.

The Company’s operating activities generated a net loss of ($63,351); ($872); ($10,721); ($3,359); ($24,066); ($10,215); ($7,589); ($9,465); ($14,654); and ($5,504), respectively for the fiscal years ended December 31, 2001; December 31, 2002; December 31, 2003; December 31, 2004; December 31, 2005; December 31, 2006; December 31, 2007; December 31, 2008; December 31, 2009 and December 31, 2010 respectively. Losses generated during each of these periods were due to general administrative and operating expenses exceeding both developmental and operational revenue for the reported periods.

As a development stage Company, the Company’s products and services have not been fully introduced, marketed and distributed into the consumer market place and thus have not generated a significant level of revenues streams necessary to offset administrative and operating expenses through the Company’s fiscal year ended December 31, 2010. During fiscal year 2011, the Company’s plans to introduce and publicly market its 1) subscriber based Black Financial News TV Network; 2) Dream League Football Association, professional football league; 3) Dream League TV Network; 4) 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform.

For the fiscal year ended December 31, 2009 and 2010 respectively, the Company used ($25,010) and $0 net cash respectively for investing activities. As a development stage Company, the Company has not generated sufficient cash from operations to initiate a material level of investing activities; however, investment in subsidiary common stock during fiscal year 2009 was financed by an exchange of intangible assets for subsidiary stock.

At December 31, 2010, the Company’s level of cash reserves and liquid working capital may not be sufficient to allow the Company to introduce and publicly market its developed products and services into the consumer market place. During fiscal year 2010, the Company, as related to receipt of the sales proceeds thereof, intends to pursue the secondary re-marketing of both equity and debt held by its ESOP Trust as selling security holder. The Company continues to pursue lines of credit from third party lenders; pursue both short term and/or long term borrowings from institutional investors necessary to fund its working capital requirements and the introduction of its branded products and services into the consumer market place.

As of the fiscal year ended December 31, 2010, the Company did not have a material level of commitments for capital expenditures. However, during its 2011 fiscal year, the Company’s anticipates making capital expenditures of approximately $520,000 for the purchase of certain studio and broadcast equipment related to 1) its Black Financial News TV Network; 2) its Dream League TV Network; and 3) its 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform. The Company anticipates that the capital necessary for its acquisition initiatives and the further introduction of its products and/or services into the consumer marketplace shall be derived from the anticipated proceeds received from the secondary, re-marketing, to both institutional and accredited investors, of its common equity and Series 2010A Bonds, held by it ESOP Trust, as selling security holder.

Result of Operations

The Company is a development stage company whose internally developed assets, branded products and services have not been significantly introduced, advertised, promoted or established into the consumer marketplace as of its fiscal year ended December 31, 2010.  As such, revenue generated as a result of the Company’s internally developed assets, branded products and services did not generate a material level of operating revenue during this period.

For the fiscal periods ended 31, 2001; December 31, 2002; December 31, 2003; December 31, 2004; December 31, 2005; December 31, 2006; December 31, 2007; December 31, 2008; December 31, 2009 and December 31, 2010 respectively, the Company had revenue of; $71,531; $36,106; $7,054; $0; $369; $0; $198: $103; $37; and $13, respectively.

For the fiscal period ended December 31, 2010, the Company’s DLFA Industries unit contributed $13 to the Company’s operating revenue for the period.

During the first quarter of fiscal year 2011, the Company anticipates making capital expenditures of approximately $520,000 related to the purchase of studio and broadcast equipment related to 1) its Black Financial News TV Network; 2) its Dream League TV Network; and 3) its 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform.

It is the Company’s opinion that at the event in which its internally developed assets, products and services are fully introduced, advertised, and distributed into the market place, there shall be a corresponding increase in the Company’s revenue and profitability. Further, it is the Company’s objective to initiate and pursue a program of growth and acquisition which will allow the Company toadd, to its current holdings, various operating companies and/or operating assets thereby allowing the  Company to “acquire” revenue.

Developments since our Last Periodic Report

The following summarizes significant company developments since September 30, 2001 (the date of our last filed periodic report).

In order to facilitate its growth and working capital requirements, the Company entered into a funding agreement with SCOR on August 1, 2001. Pursuant to said agreement, the Company agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate Re-Marketing, pre-registration and pre-public market movement of SCOR shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Company’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a portal designation on November 8, 2001.

Facilitated by China based contract footwear manufacturers, the Company moved its SCOR brand athletic footwear into full production on January 24, 2002 with the production of 2,928 pairs of SCOR branded footwear in the basketball and running shoe categories to be sold at its SCOR online store at: http://scorbrands.com. Effective August 15, 2002, the Company elected to temporarily suspend all SCOR brand footwear marketing and production due to difficulties in securing sufficient working capital.  As of December 31, 2009, the Company continues to own the exclusive marketing and distribution rights to the SCOR brand footwear and apparel products, as well as, the scorbrands.com domain.  The Company holds 29,233,334 shares of SCOR 144A common stock or 97.4% of said common stock outstanding.

Due to a general decline in the commercial printing business specifically, and a decline in the United States economy generally, precipitated by the closing of the United States stock market for three (3) consecutive days subsequent to the terrorist attacks on the United States on September 11, 2001; combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability. As such, the Company made the strategic decision to re-deploy its resources and discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003.

On January 1, 2008, the Company’s Media Force unit completed transformation and conversion of its Black Financial News® magazine publication into the Black Financial News® Network (BFNN) video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.

On February 5, 2008, the Company officially completed the internal development of the Dream League Football Association (DLFA), to include the design of its Dream League Football Association, league seal, the league brand and team logos for each of its twenty (20) initial teams.

The Company, through each of its twenty (20) DLFA teams, holds the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded teams and team logos. Each the Company’s named DLFA teams as they pertain to their team brands and current cities of operation, respectively, are listed as follows:

Stampede (Austin, TX); Rustlers (Dallas, TX); Drillers (Houston, TX); Warriors (Oklahoma City, OK); River Wranglers (San Antonio, TX); Blackjacks (Las Vegas, NV); Stars (Los Angeles, CA); Mountaineers (Salt Lake City, UT); Pioneers (Portland, OR); Silicons (San Jose, CA); Gamblers (Newark, NJ); Gotham Gladiators (New York, NY); Liberty (Philadelphia, PA); Rhinos (Toronto, CN); Vultures (Richmond, VA); Bulldogs (Chicago, IL); Condors (Columbus, OH); Roaddoggs (Detroit, MI); Stallions (Louisville, KY); Cheezheads (Milwaukee, WI).

On March 15, 2009, the Company’s Media Force unit completed the internal development of its Black Financial News TV Network®, a CNN (Cable News Network) styled, 24/7, daily, broadband video delivered, financial, business and general news broadcast center whose content is targeted towards the global, black consumer market. Black Financial News TV Network® content is delivered both direct to home, via television set top box and to the personal computer (PC) and  transmitted over traditional digital terrestrial, as well as, next generation Internet Protocol (IP) networks through Over the top (OTT) video service providers, and to the subscribers of various multi-channel video, pay-television distribution system operators.

On December 28, 2009, the Company entered into a Sell/Purchase Agreement (the “Purchase Agreement”) with DLFA Industries Inc. (“Industries”), a newly formed entity organized under the Laws of the State of Texas.  Pursuant to the terms of the Purchase Agreement, the Company agreed to sale, to Industries, all of the tangible and intangible assets (the “Assets”) of the Dream League Football Association, professional football league (the “League”) in exchange for the issuance of an aggregate of 250,000,000 shares of Industries’ common stock to the Company @ $0.20 per share or an aggregate common stock share value of $50,000,000, as payment in full, thereby causing Industries to hold 250,100,000 Industries common shares and thence become a 100% percent, wholly-owned subsidiary of the Company as of December 31, 2009.  Pursuant to a Form D; Notice of Securities Sales filed on January 7, 2010 with the Securities and Exchange Commission (File Number: 021-137524), Industries common stock, issued to the Company, were allocated in the following amounts and price per share pursuant to Regulation D; Rule 230.504 and 230.506 respectively, of the Securities Act of 1933, as amended.

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Company accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Company and Industries. Thereby, for the period ended December 31, 2009, the Company recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries.

On Oct 21, 2010, the Company’s Black Financial News TV Network entered into a 10 year content licensing and distribution agreement with Memphis, Tennessee based Vivicast Media, LLC. (“Vivicast”). Vivicast is in the business of licensing television networks to third-party, multi-channel video pay-television distribution system owners that use CATV, SMATV, MMDS and alternative technology systems for distribution of television networks to their respective subscribers.

On Oct 21, 2010, the Company’s DLFA Industries Inc. unit’s Dream League TV Network entered into a 10 year content licensing and distribution agreement with Memphis, Tennessee based Vivicast Media, LLC. (“Vivicast”). Vivicast is in the business of licensing television networks to third-party, multi-channel video pay-television distribution system owners that use CATV, SMATV, MMDS and alternative technology systems for distribution of television networks to their respective subscribers.

As of the Company’s fiscal period ended December 31, 2010, the Company’s plans contemplate an ongoing pursuit of both synergistic and unrelated assets and/or corporate merger and acquisition opportunities while operating in the following four market segments: 1) commercial and multi-family residential real estate investment and development; 2) (a) specialty news broadcast; (b) broadband sports, information and entertainment television programming; and (c) broadcasting distribution; 3) the design, marketing and distribution of branded athletic shoes and apparel and 4) professional sports entertainment and broadcasting, through its four wholly owned subsidiaries: Landrush Realty Corporation (“Landrush” - 97%); Media Force Sports & Entertainment, Inc. (“Media Force”- 97%); SCOR Brands, Inc. (“SCOR” - 97% ) and DLFA Industries, Inc. (“Industries”- 100%). Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates.  We are exposed to market risk related to changes in overall market interest rates as it relates to the Company’s Series 2010A; 7% percent; 144A bonds, if and when said bonds are remarketed in the institutional debt market by the Company’s affiliate and selling bondholder. .

Interest Rate Risk on our Debt

Because the interest rates applicable to our Series 2010A; 7% percent; 144A bonds are fixed, the Company may be exposed to market risk from rises in market interest rates.  In the event that market interest rates rise, the Company’s Series 2010A; 7% percent; 144A bonds may have to be significantly discounted in order to remarket said bonds according to competitive, current market rates.  The Company does not utilize any hedging instruments or derivative techniques in relations to its Series 2010A; 7% percent; 144A bonds. For a description of the Company’s Series 2010A; 7% percent; 144A bonds, please see Note No. 13 and Note No. 14 of the Notes to the Company’s 2010 Financial statements.

Item 8.  Financial Statements and Supplementary Data

The Company is a smaller reporting company as defined by 229.10(f)(1). As such, the Company is not required to provide the Supplementary Data information segment required by this item.  However, the Company is required to provide Financial Statements related to this item 8.

For the period December 31, 2001 thru December 31, 2010, the Company was an inactive entity pursuant to Rule 17 CFR 210.3-11 (Please See Index Section Entitled – “Explanatory Note”). If a registrant is an inactive entity as defined below, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be un-audited. An inactive entity is one meeting all of the following conditions: (a) Gross receipts from all sources for the fiscal year are not in excess of $100,000;  (b) the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock, (c) Expenditures for all purposes for the fiscalyear are not in excess of $100,000; (d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

The Company is hereby providing its financial statements (un-audited) under this Item 8 for the period ended December 31, 2010.

Further, the Company has separately provided its financial statements (un-audited) and schedules herewith under “Financial Statement Schedules” pursuant to Item 15(a) hereof under; Exhibits, Financial Statement Schedules for the periods December 31, 2001 thru December 31, 2009, respectively.

Index to Consolidated Financial Statements:

Page No.

Management’s Accounting Report	32

Financial Statements (Un-Audited)

Consolidated Balance Sheet	33

Consolidated Statements of Operations	35

Consolidated Statement of Stockholder’s Equity (Deficit)	36

Consolidated Statements of Cash Flows	36

Notes to Consolidated Financial Statements	39

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the period end December 31, 2010.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
January 17, 2011

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET (Un-audited)

December 31, 2010

CURRENT ASSETS:
Cash	$(71,758)
Accounts receivable	13
Total current assets	(71,745)

OTHER ASSETS:
Investments – (Note 10)	25,010
Note Receivable2 from ESOP Trust - (Note 11)	18,863,700
Total other assets	18,888,710

PROPERTY AND EQUIPMENT, net of accumulated depreciation	-

INTANGIBLE ASSETS, net of accumulated amortization of: $7,936 - (Note 12)
Brands; Rights; Services and Contracts	27,540
Goodwill	4,284
Total intangible assets	31,824

Total assets	$18,848,789

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,327
Advances from stockholder	8,270
Total current liabilities	9,597

LONG TERM LIABILITIES:
Credit card cash advances – (Note 4)	38,418
Interest Payable – Credit card advances (Note 4)	52,678
Loans from stockholders – (Note 6)	26,714
Interest Payable - Stockholders’ Loans - (Note 6)	8,440
Series 2010A; 7% percent; $1,000 par value; convertible; callable; 144A; First Mortgage Bonds due 2020 - (Note 13)	30,000,000
Discount on Series 2010A; 144A Bond Issuance - (Note 14)	(11,136,300)
Total long term liabilities	18,989,950

Total liabilities	$18,999,547

COMMITMENT - (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225
Additional paid-in capital	48,816,243
Note receivable1 from ESOP – (Note 7)	(50,099,712)
Deficit accumulated during the development stage	(347,514)
Total stockholders’ deficit	(150,758)

Total liabilities and stockholders’ deficit	$(18,848,789)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Un-audited)

	Year Ended December 31,					Period from Inception (March 12, 1991) to
	2010			2009		December 31, 2010

SALES		$13			$37	$177,937

COST OF SALES		0			3	37,401

OTHER INCOME/(LOSS)		-			(4,750)	(8,707)

GROSS MARGIN		13			(4,716)	131,829

GENERAL AND ADMINISTRATIVE EXPENSES		5,517			9,938	479,343

NET LOSS		$(5,504)			$(14,654)	$(347,514)

NET LOSS PER SHARE (basic and diluted)	$		*	$	*

* Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Un-audited)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000)	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199)

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000)	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,069)	(108,766)

Net loss for year	-	-	-	-	-	-	(872)	(872)
BALANCES, December 31, 2002	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,941)	(109,638)

Net loss for year	-	-	-	-	-	-	(10,721)	(10,721)
BALANCES, December 31, 2003	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(272,662)	(120,359)

Contribution by stockholder during 2004					2,159			2,159

Principal Repayment by ESOP of Note Receivable during 2004	-	-	-	-	-	118	-	118

Net loss for year	-	-	-	-	-	-	(3,359)	(3,359)
BALANCES, December 31, 2004	1,000,000	1,000,000	48,022,500	480,225	48,774,067	(50,099,712)	(276,021)	(121,441)

Contribution by stockholder during 2005					18,929			18,929

Net loss for year	-	-	-	-	-	-	(24,066)	(24,066)
BALANCES, December 31, 2005	1,000,000	1,000,000	48,022,500	480,225	48,792,996	(50,099,712)	(300,087)	(126,578)

Contribution by stockholder during 2006					7,170			7,170

Net loss for year	-	-	-	-	-	-	(10,215)	(10,215)
BALANCES, December 31, 2006	1,000,000	1,000,000	48,022,500	480,225	48,800,166	(50,099,712)	(310,302)	(129,623)

Contribution by stockholder during 2007					2,897			2,897

Net loss for year	-	-	-	-	-	-	(7,589)	(7,589)
BALANCES, December 31, 2007	1,000,000	1,000,000	48,022,500	480,225	48,803,063	(50,099,712)	(317,891)	(134,315)

Contribution by stockholder during 2008					4,056			4,056

Net loss for year	-	-	-	-	-	-	(9,465)	(9,465)
BALANCES, December 31, 2008	1,000,000	1,000,000	48,022,500	480,225	48,807,119	(50,099,712)	(327,356)	(139,724)

Contribution by stockholder during 2009					4,934			4,934

Net loss for year	-	-	-	-	-	-	(14,654)	(14,654)
BALANCES, December 31, 2009	1,000,000	1,000,000	48,022,500	480,225	48,812,053	(50,099,712)	(342,010)	(149,444)

Contribution by stockholder during 2010					4,190			4,190

Net loss for year							(5,504)	(5,504)
BALANCES, December 31, 2010	1,000,000	$1,000,000	48,022,500	$480,225	$48,816,243	$(50,099,712)	$(347,514)	$(150,758)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Un-audited)

	Year Ended December 31,		Period from Inception (March 12, 1991) to
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(5,504)	$(14,654)	$(347,514)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	4,190	4,934	139,418
Services paid for with stock and options	-	-	40,225
Depreciation and amortization	3,536	5,650	27,408
Amortization of Series 2010A; 144A bond discount	-	-	-
Loss on sale/disposal of equipment	-	-	20,242
Loss on sale/disposal of intangible assets - brands, rights, services, contracts	-	20,250	20,250
Changes in assets/liabilities
(Increase) decrease in accounts receivable	(13)	-	(13)
(Increase) decrease in prepaid expenses	-	-	-
(Increase) decrease in intangible assets – brands, rights, services, contracts	-	(25,000)	(60,400)
(Increase) decrease in intangible assets – Goodwill	-	(4,760)	(4,760)
(Increase) decrease in other assets - Note Receivable2 from ESOP	-	(18,863,700)	(18,863,700)
Increase (decrease) in accounts payable	1,327	-	1,327
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable – Credit card cash advances	4,338	4,131	52,678
Increase (decrease) in interest payable – Stockholders’ Loans	1,352	1,300	8,440
Net cash (provided) used by operating activities	9,226	(18,871,849)	(18,927,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Acquisition of common stock for intangible assets	-	(25,010)	(25,010)
Net cash used by investing activities	-	(25,010)	(59,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Stockholders Loans	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv1. by ESOP	-	-	288
Series 2010A; 7% percent 144A; bond issuance	-	30,000,000	30,000,000
Re-marketing discount on Series 2010A; 7% percent 144A; bond issuance	-	(11,136,300)	(11,136,300)
Net cash provided by financing activities	-	18,863,700	18,915,797

NET INCREASE/DECREASE IN CASH	9,226	(33,159)	(71,758)

CASH, beginning of period	(80,984)	(47,825)	-

CASH, end of period	$(71,758)	$(80,984)	$(71,758)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

1.      General and Summary of Significant Accounting Policies

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Company Background

Citizens Capital Corp. (the “Company”) is a development stage holding company with plans to target, evaluate and pursue specific acquisition candidates or joint venture and/or internally develop operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Company’s plans contemplate operating in the following four market segments: 1) commercial and multi-family residential real estate investment and development; 2) specialty news, broadband television broadcasting; 3) the design, marketing and distribution of branded athletic shoes and apparel and 4) professional sports entertainment and broadcasting, through its four wholly owned subsidiaries: Landrush Realty Corporation (“Landrush” - 97%); Media Force Sports & Entertainment, Inc. (“Media Force”- 97%); SCOR Brands, Inc. (“SCOR” - 97% ) and DLFA Industries, Inc. (“Industries”- 100%). Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures. In 2000, the Company acquired the assets of a printing business for integration into its Media Force unit and the Company primarily through this unit began to generate revenues.

On March 19, 1999, pursuant to the Exchange Act of 1934, as amended, the Registrant filed a Form 10 registration statement and thereby registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A; common stock for secondary market trading.  Said Form 10 registration statement became effective on or about May 16, 1999. The 39,500,000 common shares included 15,000,000 common shares initially held by the Registrant’s ESOP Trust (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) based broadband networks.

On January 1, 2008, the Company’s Media Force unit completed transformation and conversion of its Black Financial News® magazine publication into the Black Financial News® Network (BFNN) video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.

CITIZENS CAPITAL CORP.
(a development stage company)

On February 5, 2008, the Company officially completed the internal development of the Dream League Football Association (DLFA), to include the design of its Dream League Football Association, league seal, the league brand and team logos for each of its twenty (20) initial teams.

The Company, through each of its twenty (20) DLFA teams, holds the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded teams and team logos. Each the Company’s named DLFA teams as they pertain to their team brands and current cities of operation, respectively, are listed as follows:

Stampede (Austin, TX); Rustlers (Dallas, TX); Drillers (Houston, TX); Warriors (Oklahoma City, OK); River Wranglers (San Antonio, TX); Blackjacks (Las Vegas, NV); Stars (Los Angeles, CA); Mountaineers (Salt Lake City, UT); Pioneers (Portland, OR); Silicons (San Jose, CA); Gamblers (Newark, NJ); Gotham Gladiators (New York, NY); Liberty (Philadelphia, PA); Rhinos (Toronto, CN); Vultures (Richmond, VA); Bulldogs (Chicago, IL); Condors (Columbus, OH); Roaddoggs (Detroit, MI); Stallions (Louisville, KY); Cheezheads (Milwaukee, WI).

On March 15, 2009, the Company’s Media Force unit completed the internal development of its Black Financial News TV Network®, a CNN (Cable News Network) styled, 24/7, daily, broadband video delivered, financial, business and general news broadcast center whose content is targeted towards the global, black consumer market. Black Financial News TV Network® content is delivered both direct to home, via television set top box and to the personal computer (PC) and  transmitted over traditional digital terrestrial, as well as, next generation Internet Protocol (IP) networks through Over the top (OTT) video service providers, and to the subscribers of various multi-channel video, pay-television distribution system operators.

On December 28, 2009, the Company entered into a Sell/Purchase Agreement (the “Purchase Agreement”) with DLFA Industries Inc. (“Industries”), a newly formed entity organized under the Laws of the State of Texas. Pursuant to the terms of the Purchase Agreement, the Company agreed to sale, to Industries, all of the tangible and intangible assets (the “Assets”) of the Dream League Football Association, professional football league (the “League”) in exchange for the issuance of an aggregate of 250,000,000 shares of Industries’ common stock to the Company @ $0.20 per share or an aggregate common stock share value of $50,000,000, as payment in full, thereby causing Industries to hold 250,100,000 Industries common shares and thence become a 100% percent, wholly-owned subsidiary of the Company as of December 31, 2009.  Pursuant to a Form D; Notice of Securities Sales filed on January 7, 2010 with the Securities and Exchange Commission (File Number: 021-137524), Industries common stock, issued to the Company, were allocated in the following amounts and price per share pursuant to Regulation D; Rule 230.504 and 230.506 respectively, of the Securities Act of 1933, as amended.

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Company accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Company and Industries.  Thereby, for the period ended December 31, 2009, the Company recorded a value of $25,010 under the “Other

CITIZENS CAPITAL CORP.
(a development stage company)

Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries.

On Oct 21, 2010, the Company’s Black Financial News TV Network entered into a 10 year content licensing and distribution agreement with Memphis, Tennessee based Vivicast Media, LLC. (“Vivicast”). Vivicast is in the business of licensing television networks to third-party, multi-channel video pay-television distribution system owners that use CATV, SMATV, MMDS and alternative technology systems for distribution of television networks to their respective subscribers.

On Oct 21, 2010, the Company’s DLFA Industries Inc. unit’s Dream League TV Network entered into a 10 year content licensing and distribution agreement with Memphis, Tennessee based Vivicast Media, LLC. (“Vivicast”). Vivicast is in the business of licensing television networks to third-party, multi-channel video pay-television distribution system owners that use CATV, SMATV, MMDS and alternative technology systems for distribution of television networks to their respective subscribers.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Property and Equipment
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

Due to a general decline in the commercial printing business combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability, As such, the Company made the strategic decision to discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003 resulting in the retirement and elimination of all related equipment at the depreciated value of $20,242.  As such, the Company experienced a loss of $10,758 related to the disposition of said equipment which was reflected and charged to the Company’s income for the period ended December 31, 2003.

While the Company elected to discontinue its Media Force unit’s in house, commercial printing operation, the Company’s Media Force unit continues to produce, on an outsource basis going forward, its Black Financial News® magazine publication. Further, the Company’s Media Force unit continues to offered and provide several commercial printing products and services, to existing customers, on an outsourced, brokered basis for the period ended December 31, 2003.

Loss Per Share
Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.  Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration.  However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants.  Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. The Company had 400,000 common equivalent shares which were antidilutive in all periods presented.

CITIZENS CAPITAL CORP.
(a development stage company)

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the years ended December 31, 2010 and 2009, respectively.

Income Taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved. The Company had no material deferred tax liabilities. The Company’s NOL at December 31, 2010 was approximately $260,635 and it expires through the year 2020.

Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

2.      Plan of Operation for the 2011 Fiscal Year

The Company’s plan of operation for the 2011 fiscal year is to: (1) acquire certain studio and broadcast equipment necessary for the fulfillment of its 10 year content licensing and distribution agreement between and amongst the Company’s Media Force unit’s Black Financial News TV Network® and Vivicast Media, LLC.

The Company intends to acquire certain studio and broadcast equipment necessary for the fulfillment of its 10 year content licensing and distribution agreement between and amongst the Company’s DLFA Industries’ unit’s Dream League TV Network and Vivicast Media, LLC.  The Dream League TV Network serves as a game broadcast platform for the Dream League Football Association, a professional football league structured to have twenty (20) teams located in twenty (20) of the top consumer markets in North America. The Dream League Football Association players are intended to wear the Company’s SCOR Brands unit’s SCOR brand footwear as the official shoe of the Dream League Football Association.

The Company intends to acquire certain IPTV broadcast equipment necessary for the implementation and operation of its 100+ channels, pay television programming and distribution platform. Each of the Company’s Media Force unit’s current and future programming networks shall also separately distribute their content from its captive market programming and distribution platform.

The Company’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Company intends to continue to look for opportunities to produce and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates. The Company’s cash requirements have been funded to date by its principal stockholder. The Company generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Company intends to attempt to borrow these funds from affiliates of the Company and third party lenders, as well as, access both the public and private debt and equity capital markets, through its ESOP Trust, when and where available.  Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition. Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

CITIZENS CAPITAL CORP.
(a development stage company)

3.     Acquisition

In July 2000, the Company acquired the assets and operations of a printing business for $31,000 for integration with its Media Force unit.  The acquisition was accounted for as a purchase and the operations are consolidated with those of the Company beginning July 1, 2000.

Due to a general decline in the commercial printing business subsequent to the terrorist attacks of September 11, 2001 and the corresponding softening of the United States economy, combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability. As such, the Company made the strategic decision to re-deploy its resources and discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003.

4.     Credit Card Cash Advances

The Company, through its Landrush Realty Corporation subsidiary unit, has cash advances from a credit card outstanding at December 31, 2000 of $38,418.  These advances bear interest at 19.8% per annum as of December 31, 2000.  As of December 31, 2000, the Company discontinued active use and/or further cash advances from said credit card as a funding source. However, said credit card balance outstanding shall continue to accrue annual interest payable at 19.8 per annum. For the period ended December 31, 2003, interest payable on the credit card principal balance outstanding was $26,322.

On November 22, 2004, the Company’s principal officer reached agreement with credit card provider to restructure the annual interest rate charge, charged on the annual outstanding card balance, from 19.8% per annum to 5% per annum and convert the repayment term of said current outstanding credit card balance to a 10 year term with a maturity date of November 22, 2014.  Per the terms of the agreement, the Company many repay the full outstanding credit card balance, with accrued interest, at any time prior to the maturity date of November 22, 2014. As of its period ended December 31, 2004, the Company re-classified and recorded the existing outstanding credit card balance, with accrued interest payable, as a long term liability of the Company. Total Credit Card loan Principal and Accrued Interest Due as of the period ended December 31, 2010 is: $91,096.

5.0% Credit Card Loan; due November 22, 2014; payable in full at maturity with accrued interest.		$38,418

Credit Card; Interest Payable for the Period ended December 31, 2010.	$4,338
Credit Card; Accrued Interest Payable through the Period ended December 31, 2010.		52,678

Total Principal and Accrued Interest Due - as of December 31, 2010.		$91,096

CITIZENS CAPITAL CORP.
(a development stage company)

5.      Advances from Stockholder

The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Company. For the period ended December 31, 2010, advances from stockholder outstanding was $8,720.

6.      Stockholders’ Loans

The Company has received unsecured loans from stockholders in the following original dates and amounts; interest rates and maturity dates:

8.50% loan dated May 22, 2000, due June 2003, payable in monthly installments of $616 beginning June 2000.	$19,514

8.50% loan dated June 28, 2000, due July 2002, payable in monthly installments of $327 beginning August 2000.	7,200
$26,714

Aggregate maturities or stockholder loans at December 31, 2000 are due in future years as follows:

2001	$14,653
2002	9,045
2003	3,016
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding. As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified and recorded for the period as a long term liabilities of the Company. For the period ended December 31, 2010, stockholder loans outstanding, including accrued interest, was $35,154.

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest		$26,714

Stockholder loan; Interest Payable for the Period ended December 31, 2010.	$1,352
Accrued Interest Payable through the Period ended December 31, 2010.		8,440

Total Principal and Accrued Interest Due - as of December 31, 2010.		$35,154

CITIZENS CAPITAL CORP.
(a development stage company)

7.     Employee Stock Ownership Plan and Note Receivable 1

The Company has an Employees Stock Ownership Plan (“ESOP” or the “Plan”), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement.  The Plan provides for an allocation of Company stock to all, but not only some, of each participant’s account of the greater of 15% or the maximum percentage allowable of participants’ eligible compensation.  The Company, at its sole option and discretion may discontinue the ESOP and/or at its sole option and discretion, implement separate and/or additional employee stock ownership and/or stock purchase programs.  No shares have been allocated as of December 31, 2008 as there has been no compensation to employees.

On May 11, 1998 the Company sold 15,000,000 shares of its Class A common stock directly to the ESOP Trust at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note.  The promissory note (ESOP Note Receivable1) was issued together with a security agreement fully collateralized by 15,000,000 shares of the Company’s common stock held by the ESOP Trust. The promissory note has a “liquidating call provision” which may be invoked by the Company or the note holder. The liquidating call provision gives the Company or the note holder the “demand right” to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP Trust, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share. The initial face value of the promissory note has been recorded in the stockholders’ equity section of the accompanying balance sheet.

On November 14, 2001 and November 15, 2001 respectively, the ESOP Plan Trust sold in the open market, 10,000 shares on each day, of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $169.97.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable1, held by the Company.

On May 13, 2004, the ESOP Plan Trust sold, in the open market, 1,500,000 shares of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $117.49.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable1, held by the Company.

Shares of the Company’s Class A; common stock sold by the ESOP Plan Trust and applied to the re-payment of the outstanding balance of the Note Receivable1 due from ESOP Trust as of December 31, 2010 were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against ESOP Note Receivable1 Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
05/13/2004	1,500,000	$117.49	$117.49
			Total $ 287.46

For the period ended December 31, 2010, ESOP Note Receivable1 balance outstanding was $50,099,712.

CITIZENS CAPITAL CORP.
(a development stage company)

8.      Stockholders’ Equity

Preferred Stock
On November 1, 1994, the Company issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

The holders of the preferred stock are entitled to receive out of legally available funds of the Company, dividends at an annual rate of $0.0725 per share or $72,500 annually, payable quarterly in arrears, on a cumulative basis.  Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Company has no surplus from which dividends can legally be paid.

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

The Company has authorized but unissued, 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Company’s board of directors.

Cumulative dividends in arrears as of December 31, 2010 are $1,182,914.

Common Stock
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

On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis.  The aggregate number of the Class A; no par value; common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

On May 8, 1998, the Company sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks. In order to facilitate the acquisition of certain assets and equipment, essential operational personnel and working capital, the Company agreed to issue 1,500,000 shares of its common stock to the JV Group in exchange for certain future master development rights and management control of the current JV Group or any of its future successors, if any.

On January 25, 2001, the Company entered into a website design, marketing and E-Business development services agreement related to the development and implementation of the Company’s corporate presence and E-Business relationships on the world wide web. In exchange for the delivery and full execution and implementation of said design, marketing, development and E-Business services, the Company agreed to issue 1,012,500 shares of its common stock.

CITIZENS CAPITAL CORP.
(a development stage company)

In order to facilitate its growth and working capital requirements, the Company entered into a funding agreement with its SCOR Brands Inc. (“SCOR”) branded footwear subsidiary unit on August 1, 2001. Pursuant to said agreement, the Company agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate the private placement, pre-registration and pre-public market movement of SCOR common shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Company’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a NASD portal market designation for secondary market trading of the security on November 8, 2001.  The Company holds 29,233,334 shares of SCOR Brands, Inc.; 144A common stock or 97.4% of said common stock outstanding.

As of December 31, 2010, the Company had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

Stock Options
Effective December 1, 1998, the Company adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Company granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock.  The exercise price is $1.50 per share.  The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years.  Options of 100,000 shares of common stock were canceled during fiscal year 2000 while options for 100,000 common shares under the same option plan were granted to a third party consultant on July 1, 2000. At December 31, 2000, 175,000 options are exercisable.  No options had been exercised as of December 31, 2000.  The Company has estimated the fair value of the options issued in 1998 to be immaterial at the date of grant.  The Company estimated the fair value of the options granted in 2000 to be approximately $97,000 at the date of grant. The Company recorded an expense of $30,100 for the effect of these options for the year ended December 31, 2000.

For the period ended December 31, 2010, the Company did not grant nor issue any additional stock options.

9.      Commitment

The Company has entered into a lease agreement for the printing shop operations. The lease expired in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

The Company’s lease agreement expired effective December 31, 2003.  As such, subsequent to the period ended December 31, 2003, the Company no longer recognized nor notated the value of said lease commitment on its balance sheet as a potential long term liability. At the expiration of said lease agreement for the period ended December 31, 2003, the Company leases its administration office accommodations on a month to month basis. As of the period ended December 31, 2010, the Company has no current lease commitment for which it records a contingent liability.
.

CITIZENS CAPITAL CORP.
(a development stage company)

10.      OTHER ASSETS - INVESTMENTS

On December 28, 2009, the Company entered into a Sell/Purchase Agreement (the “Purchase Agreement”) with DLFA Industries Inc. (“Industries”), a newly formed entity organized under the Laws of the State of Texas.  Pursuant to the terms of the Purchase Agreement, the Company agreed to sale, to Industries, all of the tangible and intangible assets (the “Assets”) of the Dream League Football Association, professional football league (the “League”) in exchange for the issuance of an aggregate of 250,000,000 shares of Industries’ common stock to the Company @ $0.20 per share or an aggregate common stock share value of $50,000,000, as payment in full, thereby causing Industries to hold 250,100,000 Industries common shares and thence become a 100% percent, wholly-owned subsidiary of the Company as of December 31, 2009.  Pursuant to a Form D; Notice of Securities Sales notice filed on January 7, 2010 with the Securities and Exchange Commission, Industries common stock, issued to the Company, were allocated in the following amounts and price per share pursuant to Regulation D; Rule 230.504 and 230.506 respectively, of the Securities Act of 1933, as amended.

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Company accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Company and Industries.  Thereby, for the period ended December 31, 2009, the Company recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries.

11.       OTHER ASSETS – NOTE RECEIVABLE2 FROM ESOP TRUST

On December 31, 2009, the Citizens Capital Corp. 1998 Employee Stock Ownership Trust, (the "ESOP Trust") entered into a $18,863,700; 4 year; 0% percent promissory note (the "ESOP Note2"), with Citizens Capital Corp., (the Company) in exchange for a $30,000,000 issue of the Company’s Series 2010A; 7% Percent; $1,000 Par Value; Convertible; Callable; 144A;  First Mortgage Bonds Due 2020.

Said ESOP Note2 is secured by and subject to the terms and conditions of a separate Security Agreement (the "Security Agreement") dated December 31, 2009 between and amongst the Company and the ESOP Trust.

The Transaction

For an effective fourteen percent (14%) rate of return ($628.79 per $1,000 par value amount) on the $30,000,000 principal; face amount value of its seven percent (7%); Series 2010A Bonds or a re-marketing bond discount in the amount of $11,136,300, the Company agreed to sale, to the ESOP Trust for the purpose of re-marketing said Series 2010A Bonds on a secondary market basis to certain Qualified Institutional Buyers (QIBs), $30,000,000 aggregate principal amount of its 7% Percent; $1,000 Par Value; Series 2010A; Convertible; Callable; 144A; First Mortgage Bonds Due 2020 (the "Bonds") at $628.79 for each 30,000; $1,000 par value or an aggregate value of $18,863,700.

CITIZENS CAPITAL CORP.
(a development stage company)

Each $1,000 Par Value Bond is convertible at $5.00 per share into 200 shares of the Company's Class A; no par; common stock or an aggregate of 6,000,000 common shares.

Each $1,000 Par Value Bond; of an aggregate of 30,000 bonds, is callable, by the Company, at Par plus a 7% percent premium or $1,070 for a total aggregate amount of $32,100,000.

Disposition of Series 2010A Bonds

In order to reduce the outstanding, principal loan balance of the ESOP Note2 payable to the Company, the ESOP Trust may liquidate on a secondary market basis, at any time in the institutional, capital market place, up to $30,000,000 aggregate principal value of its Citizens Capital Corp.; 7% Percent; $1,000 Par Value; Series 2010A; Convertible; Callable; 144A; Secured; First Mortgage Bonds Due 2020 held.

Liquidating Call Provision

Pursuant to the provision of the ESOP Note2 and the Security Agreement thereof, the Company or the assigned Note holder of record thereof, shall have the "demand" right to require the ESOP Trust to liquidate on a secondary market basis, at any time, up to "ALL" of it $30,000,000 aggregate principal amount of its: 7% Percent; $1,000 Par Value; Series 2010A; Convertible; Callable; 144A; Secured; First Mortgage Bond holdings.

If said Series 2010A Bonds are not successfully re-marketed by the ESOP Trust to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, in whole or in part, the debt balance remaining related to the Series 2010A Bonds issuance, as well as, the note receivable2 and liability thereof shall be extinguished.

12.       INTANGIBLE ASSETS

Brands, Rights and Services

The Company, through its interest in Landrush Realty Corporation, owns the registered trademark, distribution and exclusive marketing rights to The Texas Home Equity ReFund®, The Cash-Out Mortgage ReFinancer® and The Home Equity Cashier® home equity product marks.

The Company, through its interest in Media Force Sports & Entertainment Inc, owns the registered trademark, distribution and exclusive marketing rights to the Black Financial-News® magazine publication.  During the Company’s 2006 fiscal year, its Media Force unit discontinued production of its Black Financial News® magazine publication.  On January 1, 2007, the Company’s Media Force unit completed transformation and conversion of its Black Financial News magazine publication into the Black Financial News® Network video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.

The Company, through its interest in SCOR Brands Inc., owns the registered trademark, distribution and exclusive marketing rights to the SCOR® brand line of athletic shoes and apparel.

The Company accounts for the value of the trademarked products and the corresponding exclusive marketing and distribution rights based on the registration costs, which totaled $400. This intangible asset for the Landrush; Media Force and SCOR trademarks, brands and rights were fully amortized on a straight line basis through the period ended December 31, 2003.

CITIZENS CAPITAL CORP.
(a development stage company)

On January 1, 2008, the Company’s Media Force unit completed transformation and conversion of its Black Financial News® magazine publication into the Black Financial News® Network (BFNN) video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.  For the period ended December 31, 2008, the Company accounted for the value of its internally developed Black Financial News® Network (BFNN) video based website based on initial contributed research, development, design and project implementation cost considerations which totaled $10,000.

On February 5, 2008, the Company officially completed the development of Dream League Football Association (DLFA), to include the design of its Dream League Football Association, league seal, the league brand, team logos for each of its twenty (20) initial teams, league website (dreamleaguefootball.com) and Dream League TV Network, game and programming broadcast channel.

The Company, through each of its twenty (20) DLFA teams, holds the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded teams and team logos. Each the Company’s named DLFA teams as they pertain to their team brands and current cities of operation, respectively, are listed as follows:

Stampede (Austin, TX); Rustlers (Dallas, TX); Drillers (Houston, TX); Warriors (Oklahoma City, OK); River Wranglers (San Antonio, TX); Blackjacks (Las Vegas, NV); Stars (Los Angeles, CA); Mountaineers (Salt Lake City, UT); Pioneers (Portland, OR); Silicons (San Jose, CA); Gamblers (Newark, NJ); Gotham Gladiators (New York, NY); Liberty (Philadelphia, PA); Rhinos (Toronto, CN); Vultures (Richmond, VA); Bulldogs (Chicago, IL); Condors (Columbus, OH); Roaddoggs (Detroit, MI); Stallions (Louisville, KY); Cheezheads (Milwaukee, WI).

For the period ended December 31, 2008, the Company accounted for the value of its internally developed DLFA assets, twenty (20) DLFA teams, inclusive of the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded DLFA teams and team logos based on  initial contributed research, development, design and project implementation cost considerations which totaled $25,000.

On March 15, 2009, the Company’s Media Force unit completed the internal development of its Black Financial News TV Network®, a CNN (Cable News Network) styled, 24/7, daily, broadband video delivered, financial, business and general news broadcast center whose content is targeted towards the global, black consumer market.  For the period ended December 31, 2009, the Company accounted for the value of its internally developed Black Financial News® TV Network (BFNN) based on initial contributed research, development, design and project implementation cost considerations which totaled $25,000.

Goodwill

As a result of the December 28, 2009 dated asset purchase transaction, between and amongst the Company and DLFA Industries, Inc. (“Industries”) related to the sale of the intangible assets of the Dream League Football Association (DLFA) in exchange for 250,000,000 shares of Industries’ common stock, the Company for the period ended December 31, 2009, eliminated the net amortized value of said DLFA intangible assets of $20,250. As such, the Company subsequently experienced a loss of $4,750 related to the disposition of said DLFA intangible assets which was reflected as a charge to the Company’s income for the period ended December 31, 2009.

CITIZENS CAPITAL CORP.
(a development stage company)

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Company accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Company and Industries.  Thereby, for the period ended December 31, 2009, the Company recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries. Further, for the period ended December 31, 2009, the Company recorded a value of $4,760 ($25,010 minus $20,250) under the “Goodwill” section of its balance sheet representing the differential between the $20,250 disposal value of the Company’s DLFA intangible assets and the $25,010 acquisition value of the Company’s common equity investment interest in Industries’, at par value.

Net intangible assets for the period ended December 31, 2010 was $31,824.

Schedule of Intangible Assets

Intangible Value of Black Financial News® Network (BFNN) video based website assets at December 31, 2008		$10,000

Amortization of Intangible Value of Black Financial News® Network (BFNN) video based website assets for the Period ended December 31, 2010 / Accumulated amortization.	$(810)	(2,710)
Intangible Value of Black Financial News® Network (BFNN) video based website (less) accumulated amortization through the Period ended December 31, 2010.		7,290

Intangible Value of Dream League Football Association (DLFA) assets at December 31, 2008		$25,000
Amortization of Dream League Football Association (DLFA) for Period ended December 31, 2009 / Accumulated amortization.	$-	(4,750)
Intangible Value of Dream League Football Association (DLFA) assets (less) accumulated amortization through the Period ended December 31, 2009.		20,250
Sale/Disposal of Intangible Asset – December 31, 20009		(20,250)
Net Intangible Value of Dream League Football Association (DLFA) asset for the period ended December 31, 2010.		- 0 -

Intangible Value of Black Financial News® TV Network assets at December 31, 2009		$25,000
Amortization of Intangible Value of Black Financial News® TV Network (BFNN) for the Period ended December 31, 2010 / Accumulated amortization.	$(2,250)	(4,750)
Intangible Value of Black Financial News® TV Network (BFNN) (less) accumulated amortization through the Period ended December 31, 2010.		20,250

Intangible Value of DLFA - Goodwill December 31, 2009		$4,760
Amortization of Intangible Value of DLFA – Goodwill for the Period ended December 31, 2010 / Accumulated amortization.	$(476)	(476)
Intangible Value of DLFA-Goodwill (less) accumulated amortization through the Period ended December 31, 2010.		4,284

Net Intangible Asset Value at December 31, 2010.		$31,824

CITIZENS CAPITAL CORP.
(a development stage company)

13. SERIES 2010A; 144A BOND ISSUANCE

In order to fund and facilitate its corporate acquisition initiatives and debt capital requirements, the Company has duly authorized and caused to be established, a Series Bond Indenture (“Indenture”), which provides for the issuance from time to time of its unsecured debentures, secured bonds or other evidences of indebtedness (herein called the “Debt Securities”), to be issued in one or more series as provided by said Indenture.

Issuer: On December 31, 2009, Citizens Capital Corp. (the “Company”) issued an aggregate of 30,000 of its Series 2010A; 7%; $1,000 Par Value; Convertible; Callable; 144A; First Mortgage Bonds Due 2020 (the "Series 2010A Bonds") pursuant to Regulation D; Rule 506 of the Securities Act of 1933, as amended and a notice of sale of securities was filed there under on January 7, 2010 (File No. 021-92553-5F). The Series 2010A Bonds were designated as 144A restricted securities under the Securities Act of 1933, as amended, and may only be resold to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, pursuant to Rule 144A, unless some other exemption from the requirements of registration is relied upon.

CUSIP Number: 174445AA4

Purpose:  The Company’s Series 2010A Bonds were issued in order to 1) facilitate and fund the Company’s program of acquisition; 2) for working capital and 3) for general corporate purposes.

Conversion: The Series 2010A Bonds are convertible at US $5.00 per share into 200 shares of the Company’s common stock (OTC:CAAP) per each $1,000 par value bond held for an aggregate of 6,000,000 shares of the Company’s common stock. Said conversion shares shall be converted on a “Non Dilutive” basis from currently issued and/or outstanding shares of the Company’s common stock totaling 48,022,500. The source of said conversion shares, if converted, may be derived from the Company’s treasury stock and/or on a “demand” call basis from shares held and provided by the Company’s Citizens Capital Corp. 1998 ESOP Trust.

Maturity Date: The maturity date for the Company’s Series 2010A bonds is: December 31, 2020.

Denomination: The Company issued an aggregate of 30,000 of its Series 2010A Bonds in denominations of $1,000 for a total aggregate value of $30,000,000.

Use of Proceeds: The Company intends to use net proceeds from its Series 2010A Bond issuance and/or the proceeds from the secondary market, re-marketing thereof the in the following manner:

1) To facilitate and fund its corporate and asset acquisition program;
2) To acquire certain broadband video broadcast equipment as related to its Media Force unit’s Black Financial News TV Network;

CITIZENS CAPITAL CORP.
(a development stage company)

3) To acquire certain IPTV broadcast equipment as related to its Media Force unit’s 100+ channels; pay television, broadcast programming and distribution platform;
4) To facilitate certain land and/or property acquisitions related to team Stadium requirements of its DLFA Industries Inc. unit’s Dream League Football Association (DLFA) professional football assets.
5) For working capital;
6) For general corporate purposes; and
7) To pay certain cost related to the issuance and re-marketing of the 2010A Bonds.

Interest: Annual face value, interest payable on the Company’s Series 2010A 7%; Bonds is US $2,100,000; payable semi-annually in the amount of US $1,050,000. Said semi-annual interest payments are payable on June 15th and December 15th of each year. Interest payments on the Series 2010A Bonds shall commence beginning on the first interest payment date subsequent to the secondary, re-marketing of said Series 2010A Bonds, by the initial Series 2010A Bond purchaser.

Callable:                 The Bonds are callable at any time, by the Company, at a 7% percent premium or US $1,070.00 per each $1,000.00 par value bonds held by registered and/or beneficial holder interest bondholders thereof for an aggregate value of US $32,100,000.

Delivery of Securities;
Registration Status: The Company’s Series 2010A Bonds were initially delivered, by the Company, to the initial Series 2010A Bond purchaser in certificated form for each $1,000 Par Value purchased or an aggregate of 30,000 Series 2010A face amount Bonds.

The Series 2010A Bonds are restricted securities and may only be resold subject to registration, exchange or an exemption from the requirements of registration. As a 144A designated security, the Bonds may only be resold to Qualified Institutional Buyers (QIBs) pursuant to Rule 144A as promulgated under the Securities Act of 1933 (the “Act”), as amended.

The Company does not intend to register the Bonds pursuant to the Securities Act of 1933 (the “Act”), as amended, unless request is made and received in writing by more than fifty percent (50%) of Series 2010A registered and/or beneficial interest bondholders.

The Company at its sole discretion; at the request of the initial Series 2010A Bond purchaser; or at the request of certain secondary market Series 2010 Bond purchasers, move designate the Series 2010A Bonds as a Global Security with the Depository Trust Company (DTC). As a 144A, Global Security, the Bonds may trade freely amongst QIBs, as well as, have book-entry clearing and settlement through the DTC.

If said Series 2010A Bonds are not successfully re-marketed by the ESOP Trust to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, in whole or in part, the debt balance remaining related to the Series 2010A Bonds issuance and note receivable2 and the liability thereof shall be extinguished.

14.	DISCOUNT ON SERIES 2010A; 144A BOND ISSUANCE

Pursuant to a December 31, 2009 dated Bond Purchase agreement between Citizens Capital Corp. ESOP Trust (“ESOP Trust”) and the Company, as Bond Issuer, the Company sold to the ESOP Trust, a $30,000,000 issue of its 7%; $1,000 par value; Series 2010A; convertible; callable; 144A; First Mortgage Bonds due 2020 (the “Series 2010A Bonds”).

CITIZENS CAPITAL CORP.
(a development stage company)

To facilitate the secondary re-marketing of said Series 2010A Bonds on a best-efforts basis by the ESOP Trust, to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, the Company sold said Series 2010A bonds at a price of $18,863,700, representing a fourteen percent (14%) rate of return and discount on the $30,000,000 principal; par value of the seven percent (7%); Series 2010A Bonds in the amount of $11,136,300, or $628.79 per each $1,000 par value amount of said Series 2010A Bonds.

Interest on the Series 2010A Bonds is calculated utilizing the “effective interest rate” accounting method and is payable semi-annually for a period of ten (10) years and full amortization of the $11,136,300 bond discount is amortized for twenty (20) semi-annual periods.  Scheduled semi-annual interest payments for the period, plus, the amortized portion of the bond discount is charged by the Company to interest expense for each annual period ended December 31 while the Series 2010A Bonds remain outstanding, in whole or part.

If said Series 2010A Bonds are not successfully re-marketed by the ESOP Trust to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, in whole or in part, the debt balance remaining, if any, related to the Series 2010A Bonds issuance and the liability thereof shall be extinguished.

For the period ended December 31, 2009, annual interest payable and amortized bond discount for the Series 2010A Bonds was $0 and $0 respectively.

Date	Annual Interest Payment @ 7% x Face Value (3.5% Semi-Annual Rate)	Semi- Annual Interest Expense @ 14% Rate of Return x Previous Year Book Value (7% Semi-Annual Rate)	Amortization of Bond Discount	Balance in Bond Discount Account	Face Value Balance in the Bonds Payable Account	Book Value of Bonds

Jan 1, 2011				$1,136,300	$30,000,000	$18,863,700

Jun 15, 2011	$1,050,000	1,320,459	270,459	10,865,841	$30,000,000	19,134,159
Dec 15, 2011	$1,050,000	1,339,391	289,391	10,576,450	$30,000,000	19,423,550

Jun 15, 2012	$1,050,000	1,359,649	309,649	10,266,801	$30,000,000	19,733,199
Dec 15, 2012	$1,050,000	1,381,324	331,324	9,935,477	$30,000,000	20,064,523

Jun 15, 2013	$1,050,000	1,404,517	354,517	9,580,960	$30,000,000	20,419,040
Dec 15, 2013	$1,050,000	1,429,333	379,333	9,201,627	$30,000,000	20,798,373

Jun 15, 2014	$1,050,000	1,455,886	405,886	8,795,741	$30,000,000	21,204,259
Dec 15, 2014	$1,050,000	1,484,298	434,298	8,361,443	$30,000,000	21,638,557

Jun 15, 2015	$1,050,000	1,514,699	464,699	7,896,744	$30,000,000	22,103,256
Dec 15, 2015	$1,050,000	1,547,228	497,228	7,399,516	$30,000,000	22,600,484

Jun 15, 2016	$1,050,000	1,582,034	532,034	6,867,482	$30,000,000	23,132,518
Dec 15, 2016	$1,050,000	1,619,276	569,276	6,298,206	$30,000,000	23,701,794

Jun 15, 2017	$1,050,000	1,659,126	609,126	5,689,080	$30,000,000	24,310,920
Dec 15, 2017	$1,050,000	1,701,764	651,764	5,037,316	$30,000,000	24,962,684

Jun 15, 2018	$1,050,000	1,747,388	697,388	4,339,928	$30,000,000	25,660,072
Dec 15, 2018	$1,050,000	1,796,205	746,205	3,593,723	$30,000,000	26,406,277

Jun 15, 2019	$1,050,000	1,848,439	798,439	2,795,284	$30,000,000	27,204,716
Dec 15, 2019	$1,050,000	1,904,330	854,330	1,940,954	$30,000,000	28,059,046

Jun 15, 2020	$1,050,000	1,964,133	914,133	1,026,821	$30,000,000	28,973,179
Dec 15, 2020	$1,050,000	2,028,123	978,123	48,698	$30,000,000	29,951,302

Jun 15, 2021	$1,050,000	1,098,698	48,698	0	$30,000,000	$30,000,000

CITIZENS CAPITAL CORP.
(a development stage company)

15.     Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, as measured on December 31, 2010, are as follows:

Note Receivable2 and advances from stockholder – The fair values approximate carrying amounts because of the short maturity of those instruments.

Credit card cash advances;  loans from stockholders and Series 2010A Bonds – the fair values approximate carrying values due to the use of prevailing interest rates.

16.      Concentrations

The Company’s revenue for the period were  generated primarily from its Media Force unit, thus the Company may be said to have a concentration as it relates to revenues generated by business segment. During the period, the Company actively marketed, developed and pursued business for the Company, its DLFA segment and both its Media Force and SCOR units.

17.      Subsequent Events

The Company does not report any material events which occurred subsequent to the period ended December 31, 2010.

CITIZENS CAPITAL CORP.
(a development stage company)

Item 9.  Changes in and Disagreements with Accountants.

The Board of Directors selected Hein + Associates LLP as its independent accountant for the audit of its financial statements for the fiscal years ending December 31, 2000; and 1999 and the period from inception (March 12, 1991) to December 31, 2000.

Prior to selecting the independent accounting services of Hein + Associates LLP, the Company did not have a previous independent accountant.  As of the period ended December 31, 2010, the Company has neither previously, subsequently nor currently had any disagreements with its independent accountant on any matters regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  For the period ended December 31, 2010, the Company intends to select a new auditor.

 9A. Controls and Procedures.

As of the Company’s fiscal year ended December 31, 2010, Executive Management of the Company hereby states that it is its corporate responsibility to establish and maintain adequate internal controls over financial reporting as it pertains to the operations of the Company.

Executive Management of the Company hereby states that the framework it established to evaluate the effectiveness of the Company’s internal control over financing reporting involved taking a “hands on” approach to receiving source sales, expense and transactional documents, then subsequently taking the same “hands on” approach to recording and documenting said financial data represented by said source sales, expense and transactional documents in the appropriate transaction ledgers.  Further, Executive Management of the Company, extends its “hands on” approach maintain adequate internal controls over its financial reporting by reconciling data entered into the Company’s transactional ledgers with both the individual and aggregate values which are recorded and reported in the Company’s Un-audited financial statements for its respective quarter and year end periods.

For the Company’s fiscal year ended December 31, 2010, it is Executive Management’s assessment that the internal controls over the Company’s financial reporting process are effective. While Executive Management of the Company believes that the internal controls over the Company’s financial reporting process is effective, Executive Management believes that the level of reporting efficiency, in terms of automated financial reporting systems, can be improve the efficiency of the Company’s period end reporting and reduce the time necessary to close out both its quarterly and year end reporting process.

For the quarter ended December 31, 2010, Executive Management of the Company hereby states that it has not identified nor made any changes in the Company’s internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

The Company is hereby disclosing and reporting the below information which occurred during the Company’s fourth quarter covering the year end period of this report ended December 31, 2010 which would otherwise have been required to be disclosed and filed, by the Company, on Form 8-K Current Information report:

On Oct 21, 2010, the Company’s Black Financial News TV Network entered into a 10 year content licensing and distribution agreement with Memphis, Tennessee based Vivicast Media, LLC. (“Vivicast”). Vivicast is in the business of licensing television networks to third-party, multi-channel video pay-television distribution system owners that use CATV, SMATV, MMDS and alternative technology systems for distribution of television networks to their respective subscribers.

CITIZENS CAPITAL CORP.
(a development stage company)

On Oct 21, 2010, the Company’s DLFA Industries Inc. unit’s Dream League TV Network entered into a 10 year content licensing and distribution agreement with Memphis, Tennessee based Vivicast Media, LLC. (“Vivicast”). Vivicast is in the business of licensing television networks to third-party, multi-channel video pay-television distribution system owners that use CATV, SMATV, MMDS and alternative technology systems for distribution of television networks to their respective subscribers.

PART III

Item 10.  Directors and Executive Officers, Promoters and Control Persons.

Identification of Directors

Management of the Company is vested in its Board of Directors and officers. The directors of the Company are elected by a majority vote of its common shareholders. The officers of the Company hold office at the discretion of the Company’s Board of Directors. There are currently two (2) directors.

The table below lists the Company's current Directors. Each Director will serve until the Company's next annual meeting of shareholders or until a successor shall be elected and shall qualify.  Currently, there are no nominees to the Company's Board of Directors.

Name	Age	Positions Held	Term of Office

Billy D. Hawkins	47	D; CEO; COB	19 years
Derrick A. Hayden	26	D; SEC	2 years

(D)=Director
(CEO)=Chief Executive Officer
(COO)=Chief Operating Officer
(COB)=Chairman of the Board
(CFO)=Chief Financial Officer
(SEC)=Secretary

Identification of Executive Officers

The table below lists the Company’s current Executive Officers. Each Executive Officer is chosen by the Company’s Board of Directors and shall continue in service as Officers until replaced or reassigned by said Board of Directors.

Name	Age	Positions Held	Term of Office

Billy D. Hawkins	47	D; CEO; COB	19 years
Derrick A. Hayden	26	D; SEC	2 years

(D)=Director
(CEO)=Chief Executive Officer
(COO)=Chief Operating Officer
(COB)=Chairman of the Board
(CFO)=Chief Financial Officer
(SEC)=Secretary

Identification of Certain Significant Employees

CITIZENS CAPITAL CORP.
(a development stage company)

During fiscal year 2010, the Company did not enter into any material employment agreements and/or relationships which would have deemed said personnel to be a significant employee of the Company.

Family Relationships

Billy D. Hawkins, a Director, Chief Executive Officer and Chairman of the Board of the Company is the uncle by blood of Derrick Hayden, a Director and Secretary of the Company.

Business Experience

Billy D. Hawkins, Chief Executive Officer-- Mr. Hawkins, 47, a director since 1991, is founder, Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Hawkins founded and organized the Company in 1991. Since 1991, Mr. Hawkins has had the lead role in the planning and implementation of the Company's internal asset development initiatives, as well as, its acquisition program. Prior to 1991, Mr. Hawkins was a staff accountant with Mobil Oil Corporation in Dallas, Texas. Mr. Hawkins attended Eastern New Mexico University where he received a bachelor’s degree in finance in 1986.

Derrick A. Hayden, Secretary-- Mr. Hayden, 26, secretary and a director since 2009.  Since 2007, Mr. Hayden has served as an instructor for both the La Porte, Texas and Pasadena, Texas Independent School Districts. Mr. Hayden attended Eastern New Mexico University where he received a bachelor’s degree in Education in 2007.

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

Involvement in Certain Legal Proceedings

(1) During the preceding past five years since the Company’s fiscal year ended December 31, 2010, no petition under the federal bankruptcy laws or any state insolvency law has been filed by or against any director, person nominated to become a director or executive officer of the Company.  Nor has any receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership, corporation or business association in which said person was a general partner or executive officer within two years before the time of any such filings.

(2) During the preceding past five years since the Company’s fiscal year ended December 31, 2010, no director, person nominated to become a director or executive officer of the Company been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding.

(3) During the preceding past five years since the Company’s fiscal year ended December 31, 2010, no director, person nominated to become a director or executive officer of the Company, the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated by a court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting him from the following activities:

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

(4) During the preceding past five years since the Company’s fiscal year ended December 31, 2010, no director, person nominated to become a director or executive officer of the Company is the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated by any Federal or State authority barring, suspending or otherwise limiting said persons for more than 60 days from engaging in any activity described in paragraph (3)(i) of this section, or from being associated with persons engaged in any such activity.

(5) During the preceding past five years since the Company’s fiscal year ended December 31, 2010, no director, person nominated to become a director or executive officer of the Company been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law and no judgment in such civil action or finding by the Securities and Exchange Commission been subsequently reversed, suspended or vacated.

(6) During the preceding past five years since the Company’s fiscal year ended December 31, 2010, no director, person nominated to become a director or executive officer of the Company been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, no judgment in such civil action or finding by the Commodity Futures Trading Commission been subsequently reversed, suspended or vacated.

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

Item 11.  Executive Compensation.

The following table sets forth all compensation paid or earned for services rendered to the Company by its executive officers in all capacities during the fiscal year ended December 31, 2010. No executive officer received total annual salary, bonus, or other compensation in excess of $100,000 during the fiscal year ended December 31, 2010.

Summary Compensation Table
		Annual compensation			Long term compensation
					Awards		Payouts
Name and principal position (a)	Year (b)	Salary($) (c)	Bonus ($) (d)	Other annual compensation ($) (e)	Restricted stock award(s) (f)	Securities underlying options/SARs(#) (g)	LTIP Payouts ($) (h)	All other compensations ($) (i)

CEO, Billy D. Hawkins	2010	$0.00(1)	$0.00(1)	$0.00(1)	$0.00(1)	100,000(1)	$0.00(1)	$0.00(1)
Secretary, Derrick A. Hayden	2010	$0.00(2)	$0.00(2)	$0.00(2)	$0.00(2)	100,000(2)	$0.00(2)	$0.00(2)

(1) In order to conserve the Company's financial resources during the early stages of its growth and development, Billy D. Hawkins elected to forgo any form of cash or non-cash salary or bonus as compensation for his role as the Company's Chief Executive Officer for its fiscal year ended December 31, 2010.

(2)  Mr. Hayden did not receive any form of cash  or  non-cash salary  or bonus as compensation during the Company's fiscal year ended December 31, 2010 for his role as the Company’s Secretary.

CITIZENS CAPITAL CORP.
(a development stage company)

1998 Stock Option Plan

The Company’s 1998 Stock Option Plan (“1998 Plan”) is intended to serve as an equity incentive program for management, qualified employees, non-employee members of the Board of Directors, and independent advisors or consultants.  The 1998 Plan became effective on December 1, 1998 upon adoption by the Board of Directors, and was approved by shareholders at the March 1, 1999 annual shareholders meeting.  Under the 1998 Plan, the total number of shares of common stock reserved for issuance is 2,000,000, which may be Incentive Stock Options (“ISO”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options.

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
1998 ESOP Plan

The Company adopted an Employees Stock Ownership Plan (“ESOP” or the “Plan”) on May 1, 1998, which covers all employees with at least five (5) years of consecutive service that are not covered by a collective bargaining agreement.  Participants in the Plan may be vested after three years of uninterrupted service with the Company.

The Company, at the sole discretion of its Board of Directors, may alter in part or eliminate in whole, both the 1998 Plan and/or the Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The total outstanding common stock of the Company as of December 31, 2010, consists of 48,022,500 shares.  All outstanding shares of common stock are entitled to one vote per share.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership as of December 31, 2010, of the Company's common stock by (a) each person known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director of the Company, and (c) all directors and executive officers of the Company as a group (5 persons), owned beneficially 43,261,715 shares or 90% of the issued and outstanding shares of common stock as set forth in the following table.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Common Stock	Billy D. Hawkins	29,781,715(1)(3)(4)	62%
Common Stock	Directors and Executive Officers As A Group (5) persons	13,480,000 (2)	28%

(*)  Less than 1%

CITIZENS CAPITAL CORP.
(a development stage company)

(1) The 3H Corporation directly owns 21,433,552 common shares of the Company.  Brice Street Partners Ltd., has sole voting and investment power over 900,164 additional common shares of the Company.  Mr. Hawkins in his role as trustee holds 947,999 common shares of the Company held by Settlers Frontier Mortgage Trust. Billy D. Hawkins, Chief Executive Officer; Chairman of the Board and a Director of the Company, has sole voting and investment control of  The 3H Corporation;  Brice Street Partners, Ltd. and  Settlers Frontier Mortgage Trust.  As a result, Mr. Hawkins may be deemed to be the beneficial owner of the shares owned and/or controlled by the 3H Corporation, Brice Street Partners, Ltd. and Settlers Frontier Mortgage Trust.

(2) Billy D. Hawkins, Chief Executive Officer; Chairman of the Board and a Director of the Company is a members of the Citizens Capital Corp. Employee Stock Ownership Plan Executive Committee. As a result, the Executive Committee consisting of Mr. Billy D. Hawkins and other Executive Committee members may be deemed to have shared investment power over the shares owned by the Citizens Capital Corp. Employee Stock Ownership Trust. The address for each member of the Citizens Capital Corp. Employee Stock Ownership Plan Executive Committee is:  P. O. Box 670406, Dallas, Texas 75367.

(3) SCOR Brands, Inc. directly owns 5,000,000 common shares of the Company. Billy D. Hawkins, Chief Executive Officer; Chairman of the Board and a Director of the Company is the President and Chairman of the Board of SCOR Brands, Inc. As a result, Mr. Hawkins may be deemed to have voting and investment control of 5,000,000 common shares owned and/or controlled by SCOR Brands, Inc.

(4) Far Reach Technologies, Inc. directly owns 1,500,000 common shares of the Company.  Billy D. Hawkins, Chief Executive Officer; Chairman of the Board and a Director of the Company is a Managing Director of the Joint Venture between and amongst the Company and Far Reach Technologies, Inc.. As a result, the Company, through its Chief Executive Officer; Chairman of the Board and Director, Mr. Hawkins, may be deemed to have shared investment control of 1,500,000 common shares owned and/or controlled by Far Reach Technologies, Inc..

Changes in Control

The Company has no knowledge of any arrangements whereby its securities have been pledged, in which the subsequent consequence thereof, would result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions.

Transactions with Management and Others

Billy D. Hawkins, a director, Chief Executive Officer and Chairman of the and Derrick A. Hayden, a director and Secretary of the Company serve on the Executive Committee of the Citizens Capital Corp. Employee Stock Ownership Trust. While neither Mr. Billy D. Hawkins nor Mr. Derrick A. Hayden separately hold any interest in the trust's assets, Mr. Billy D. Hawkins and Mr. Derrick A. Hayden may be said to have shared investment power over said assets.

CITIZENS CAPITAL CORP.
(a development stage company)

Certain Business Relationships

For the Company's fiscal year ended December 31, 2010, Billy D. Hawkins, a director, Chief Executive Officer and Chairman of the Board of the Company also served as Chief Executive Officer, Chairman of the Board and/or Managing Director for the Company's three (3) 97% owned subsidiaries; Landrush Realty Corporation, Media Force Sports & Entertainment, Inc. and SCOR Brands Inc., as well as, its 100% owned subsidiary, DLFA Industries Inc..  Mr. Hawkins also serves as a Managing Director of the Company’s current Joint Venture relationship with Far Reach Technologies, Inc.

Further, Mr. Hawkins, a director, Chief Executive Officer and Chairman of the Board of the Company also serves on the Executive Committee of the Citizens Capital Corp. Employee Stock Ownership Trust.

Derrick A. Hayden, a Secretary of the Company, also served as a Director and Secretary for the Company’s 100% wholly owned subsidiary, DLFA Industries Inc.  Further, Mr. Hayden also serves on the Executive Committee of the Citizens Capital Corp. Employee Stock Ownership Trust.

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

Transactions with Promoters

As the sole founder and original investor of the Company, Billy D. Hawkins, a Director, Chief Executive Officer and Chairman of the Board of the Company is the only person who may currently be considered as a promoter of the Company.  For the Company's fiscal year ended December 31, 2010, the Company has not engaged nor is currently engaged with any external promoter(s) nor has the Company entered into any transaction with any external promoter(s) for the purpose of promoting the activities of the Company.

Item. 14.  Principal Accounting Fees and Services.

Principal fees charged to the Company, by its Public Accountant, related to the performance of various Accounting functions and services for the Company's fiscal years ended December 31, 2009 and December 31, 2010 respectively, were zero.

The scope of primary services provided by the Company’s Public Accountant for the period covered were as follows:

Audit Fees: - None

Audit-Related Fees: None

Tax Fees: None

All Other Fees: None

CITIZENS CAPITAL CORP.
(a development stage company)

PART IV

Item. 15.  Exhibits, Financial Statements, Schedules.

(a)           Documents filed as part of this report.

1) Financial Statements.

Consolidated financial statements for the period December 31, 2010 have been filed as part of this report.  Said financial statements are listed under at Item 8 of the report herein in. under “Managements Accounting Report” on the index to Consolidated Financial Statements; Page 30.

Consolidated financial statements for the periods December 31, 2001 thru December 31, 2009 have been filed as part of this report.  Said financial statements are listed on the Index to Consolidated Financial Statements on page 68.

2)  Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable not required, or the information is shown in the consolidated financial statements or notes thereto.

3)   Exhibits

      See (b) below;  Exhibit Index; on page 66

CITIZENS CAPITAL CORP.
(a development stage company)

(b) Exhibits.

EXHIBIT INDEX
Exhibit No	Description

3.1	Citizens Capital Corp; Amended Articles of Incorporation

3.2	Citizens Capital Corp; By-Laws

4.1	Instrument Defining The Rights of Security holders

4.2	Citizens Capital Corp.; Series Bond Indenture Form

4.3	Citizens Capital Corp.; Series 2010A; First Supplement to the Series Bond Indenture Form

4.4	Citizens Capital Corp. & Citizens Capital Corp. ESOP Trust; Series 2010A; 144A Bond Purchase; Re-marketing Agreement

10.3	Citizens Capital Corp. & Citizens Capital Corp. ESOP Trust; Promissory Note1 and Security Agreement

10.4	Citizens Capital Corp. & Citizens Capital Corp. ESOP Trust; Promissory Note2 & Security Agreement

10.5	Vivacast Media, LLC & Black Financial News TV Network; 10 year, content licensing & affiliate distribution agreement

10.6	Vivacast Media, LLC & Dream League TV Network; 10 year, content licensing & affiliate distribution agreement

10.7	Citizens Capital Corp. & DLFA Industries Inc. Asset Purchase Agreement

21.1	Subsidiaries of the Company

31.1

32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

99.1	Citizens Capital Corp.; Series 2010A; 144A; Bond Certificate - Specimen

CITIZENS CAPITAL CORP.
(a development stage company)

( c ) Financial Statement Schedules.

None

CITIZENS CAPITAL CORP.
(a development stage company)

Item 15A. Financial Statements and Supplementary Data

1) Financial Statements for the year ended December 31, 2009.

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the period end December 31, 2009.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
December 7, 2010

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET

December 31, 2009

CURRENT ASSETS:
Cash	$(80,984)
Accounts receivable	-
Total current assets	(80,984)

OTHER ASSETS:
Investments – (Note 10)	25,010
Note Receivable2 from ESOP Trust - (Note 11)	18,863,700
Total other assets	18,888,710

PROPERTY AND EQUIPMENT, net of accumulated depreciation	-

INTANGIBLE ASSETS, net of accumulated amortization of: $9,150 - (Note 12)
Brands; Rights; Services and Contracts	30,600
Goodwill	4,760
Total intangible assets	35,360

Total assets	$18,843,086

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-
Advances from stockholder	8,270
Total current liabilities	8,270

LONG TERM LIABILITIES:
Credit card cash advances – (Note 4)	38,418
Interest Payable – Credit card advances (Note 4)	48,340
Loans from stockholders – (Note 6)	26,714
Interest Payable - Stockholders’ Loans - (Note 6)	7,088
Series 2010A; 7% percent; $1,000 par value; convertible; callable; 144A; First Mortgage Bonds due 2020 - (Note 13)	30,000,000
Discount on Series 2010A; 144A Bond Issuance - (Note 14)	(11,136,300)
Total long term liabilities	18,984,260

Total liabilities	$18,992,530

COMMITMENT - (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225
Additional paid-in capital	48,812,053
Note receivable1 from ESOP – (Note 7)	(50,099,712)
Deficit accumulated during the development stage	(342,010)
Total stockholders’ deficit	(149,444)

Total liabilities and stockholders’ deficit	$(18,843,086)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,					Period from Inception (March 12, 1991) to
	2009		2008			December 31, 2009

SALES		$37		$103		$177,924

COST OF SALES		3		-		37,401

OTHER INCOME/(LOSS)		(4,750)		-		(8,707)

GROSS MARGIN		(4,716)		103		131,816

GENERAL AND ADMINISTRATIVE EXPENSES		9,938		9,568		473,826

NET LOSS		$(14,654)		$(9,465)		$(342,010)

NET LOSS PER SHARE (basic and diluted)	$	*	$		*

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000)	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199)

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000)	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,069)	(108,766)

Net loss for year	-	-	-	-	-	-	(872)	(872)
BALANCES, December 31, 2002	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,941)	(109,638)

Net loss for year	-	-	-	-	-	-	(10,721)	(10,721)
BALANCES, December 31, 2003	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(272,662)	(120,359)

Contribution by stockholder during 2004					2,159			2,159

Principal Repayment by ESOP of Note Receivable during 2004	-	-	-	-	-	118	-	118

Net loss for year	-	-	-	-	-	-	(3,359)	(3,359)
BALANCES, December 31, 2004	1,000,000	1,000,000	48,022,500	480,225	48,774,067	(50,099,712)	(276,021)	(121,441)

Contribution by stockholder during 2005					18,929			18,929

Net loss for year	-	-	-	-	-	-	(24,066)	(24,066)
BALANCES, December 31, 2005	1,000,000	1,000,000	48,022,500	480,225	48,792,996	(50,099,712)	(300,087)	(126,578)

Contribution by stockholder during 2006					7,170			7,170

Net loss for year	-	-	-	-	-	-	(10,215)	(10,215)
BALANCES, December 31, 2006	1,000,000	1,000,000	48,022,500	480,225	48,800,166	(50,099,712)	(310,302)	(129,623)

Contribution by stockholder during 2007					2,897			2,897

Net loss for year	-	-	-	-	-	-	(7,589)	(7,589)
BALANCES, December 31, 2007	1,000,000	1,000,000	48,022,500	480,225	48,803,063	(50,099,712)	(317,891)	(134,315)

Contribution by stockholder during 2008					4,056			4,056

Net loss for year	-	-	-	-	-	-	(9,465)	(9,465)
BALANCES, December 31, 2008	1,000,000	1,000,000	48,022,500	480,225	48,807,119	(50,099,712)	(327,356)	(139,724)

Contribution by stockholder during 2009					4,934			4,934

Net loss for year							(14,654)	(14,654)
BALANCES, December 31, 2009	1,000,000	$1,000,000	48,022,500	$480,225	$48,812,053	$(50,099,712)	$(342,010)	$(149,444)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception (March 12, 1991) to
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(14,654)	$(9,465)	$(342,010)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	4,934	4,056	135,228
Services paid for with stock and options	-	-	40,225
Depreciation and amortization	5,650	3,500	23,872
Amortization of Series 2010A; 144A bond discount	-	-	-
Loss on sale/disposal of equipment	-	-	20,242
Loss on sale/disposal of intangible assets - brands, rights, services, contracts	20,250	-	20,250
Changes in assets/liabilities
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
(Increase) decrease in intangible assets – brands, rights, services, contracts	(25,000)	(35,000)	(60,400)
(Increase) decrease in intangible assets – Goodwill	(4,760)	-	(4,760)
(Increase) decrease in other assets - Note Receivable2 from ESOP	(18,863,700)	-	(18,863,700)
Increase (decrease) in accounts payable	-	-	-
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable – Credit card cash advances	4,131	3,935	48,340
Increase (decrease) in interest payable – Stockholders’ Loans	1,300	1,250	7,088
Net cash (provided) used by operating activities	(18,871,849)	(31,724)	(18,937,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Acquisition of common stock for intangible assets	(25,010)	-	(25,010)
Net cash used by investing activities	(25,010)	-	(59,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Stockholders Loans	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv1. by ESOP	-	-	288
Series 2010A; 7% percent 144A; bond issuance	30,000,000	-	30,000,000
Re-marketing discount on Series 2010A; 7% percent 144A; bond issuance	(11,136,300)	-	(11,136,300)
Net cash provided by financing activities	18,863,700	-	18,915,797

NET INCREASE/DECREASE IN CASH	(33,159)	(31,724)	(80,984)

CASH, beginning of period	(47,825)	(16,101)	-

CASH, end of period	$(80,984)	$(47,825)	$(80,984)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

1.      General and Summary of Significant Accounting Policies

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Company Background
Citizens Capital Corp. (the “Company”) is a development stage holding company with plans to target, evaluate and pursue specific acquisition candidates or joint venture and/or internally develop operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Company’s plans contemplate operating in the following four market segments: 1) commercial and multi-family residential real estate investment and development; 2) specialty news, broadband television broadcasting; 3) the design, marketing and distribution of branded athletic shoes and apparel and 4) professional sports entertainment and broadcasting, through its four wholly owned subsidiaries: Landrush Realty Corporation (“Landrush” - 97%); Media Force Sports & Entertainment, Inc. (“Media Force”- 97%); SCOR Brands, Inc. (“SCOR” - 97% ) and DLFA Industries, Inc. (“Industries”- 100%). Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures. In 2000, the Company acquired the assets of a printing business for integration into its Media Force unit and the Company primarily through this unit began to generate revenues.

On March 19, 1999, pursuant to the Exchange Act of 1934, as amended, the Registrant filed a Form 10 registration statement and thereby registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A; common stock for secondary market trading. Said Form 10 registration statement became effective on or about May 16, 1999. The 39,500,000 common shares included 15,000,000 common shares initially held by the Registrant’s ESOP Trust (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) based broadband networks.

On January 1, 2008, the Company’s Media Force unit completed transformation and conversion of  its Black Financial News® magazine publication into the Black Financial News® Network (BFNN) video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.

CITIZENS CAPITAL CORP.
(a development stage company)

On February 5, 2008, the Company officially completed the internal development of the Dream League Football Association (DLFA), to include the design of its Dream League Football Association, league seal, the league brand and team logos for each of its twenty (20) initial teams.

The Company, through each of its twenty (20) DLFA teams, holds the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded teams and team logos. Each the Company’s named DLFA teams as they pertain to their team brands and current cities of operation, respectively, are listed as follows:

Stampede (Austin, TX); Rustlers (Dallas, TX); Drillers (Houston, TX); Warriors (Oklahoma City, OK); River Wranglers (San Antonio, TX); Blackjacks (Las Vegas, NV); Stars (Los Angeles, CA); Mountaineers (Salt Lake City, UT); Pioneers (Portland, OR); Silicons (San Jose, CA); Gamblers (Newark, NJ); Gotham Gladiators (New York, NY); Liberty (Philadelphia, PA); Rhinos (Toronto, CN); Vultures (Richmond, VA); Bulldogs (Chicago, IL); Condors (Columbus, OH); Roaddoggs (Detroit, MI); Stallions (Louisville, KY); Cheezheads (Milwaukee, WI).

On March 15, 2009, the Company’s Media Force unit completed the internal development of its Black Financial News TV Network®, a CNN (Cable News Network) styled, 24/7, daily, broadband video delivered, financial, business and general news broadcast center whose content is targeted towards the global, black consumer market. Black Financial News TV Network® content is delivered both direct to home, via television set top box and to the personal computer (PC) and  transmitted over traditional digital terrestrial, as well as, next generation Internet Protocol (IP) networks through Over the top (OTT) video service providers, and to the subscribers of various multi-channel video, pay-television distribution system operators.

On December 28, 2009, the Company entered into a Sell/Purchase Agreement (the “Purchase Agreement”) with DLFA Industries Inc. (“Industries”), a newly formed entity organized under the Laws of the State of Texas.  Pursuant to the terms of the Purchase Agreement, the Company agreed to sale, to Industries, all of the tangible and intangible assets (the “Assets”) of the Dream League Football Association, professional football league (the “League”) in exchange for the issuance of an aggregate of 250,000,000 shares of Industries’ common stock to the Company @ $0.20 per share or an aggregate common stock share value of $50,000,000, as payment in full, thereby causing Industries to hold 250,100,000 Industries common shares and thence become a 100% percent, wholly-owned subsidiary of the Company as of December 31, 2009.  Pursuant to a Form D; Notice of Securities Sales filed on January 7, 2010 with the Securities and Exchange Commission (File Number: 021-137524), Industries common stock, issued to the Company, were allocated in the following amounts and price per share pursuant to Regulation D; Rule 230.504 and 230.506 respectively, of the Securities Act of 1933, as amended.

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

CITIZENS CAPITAL CORP.
(a development stage company)

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Company accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Company and Industries.  Thereby, for the period ended December 31, 2009, the Company recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Property and Equipment
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

Due to a general decline in the commercial printing business combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability, As such, the Company made the strategic decision to discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003 resulting in the retirement and elimination of all related equipment at the depreciated value of $20,242.  As such, the Company experienced a loss of $10,758 related to the disposition of said equipment which was reflected and charged to the Company’s income for the period ended December 31, 2003.

While the Company elected to discontinue its Media Force unit’s in house, commercial printing operation, the Company’s Media Force unit continues to produce, on an outsource basis going forward, its Black Financial News® magazine publication.  Further, the Company’s Media Force unit continues to offered and provide several commercial printing products and services, to existing customers, on an outsourced, brokered basis for the period ended December 31, 2003.

Loss Per Share
Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.  Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration.  However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants.  Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. The Company had 400,000 common equivalent shares which were antidilutive in all periods presented.

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the years ended December 31, 2009 and 2008, respectively.

CITIZENS CAPITAL CORP.
(a development stage company)

Income Taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved.  The Company had no material deferred tax liabilities. The Company’s NOL at December 31, 2009 was approximately $256,508 and it expires through the year 2020.

Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.      Plan of Operation for the 2010 Fiscal Year

The Company’s plan of operation for the 2010 fiscal year is to: (1) further the development of the Company’s Media Force unit’s Black Financial News TV Network®, a CNN style, broadband video delivered, news broadcast center for transmission over existing Internet Protocol (IP) networks, Over the top (OTT) video service providers, and to the subscribers of various multi-channel video, pay-television distribution system operators.

The Company intends to further the development of its wholly owned, DLFA Industries’ unit’s Dream League Football Association (DLFA), a professional football league assets. The DLFA is structured to have twenty (20) teams located in twenty (20) of the top consumer markets in North America. The DLFA is also intended to serve as material, sports media broadcast content originating from its Dream League TV network. The Dream League Football Association players are projected and intended to wear the Company’s SCOR Brands unit’s SCOR brand footwear as the official shoe of the Dream League Football Association.

The Company’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Company intends to continue to look for opportunities to produce and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates. The Company’s cash requirements have been funded to date by its principal stockholder.  The Company generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Company intends to attempt to borrow these funds from affiliates of the Company and third party lenders, as well as, access both the public and private debt and equity capital markets, through its ESOP Trust, when and where available.  Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition. Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

CITIZENS CAPITAL CORP.
(a development stage company)

3.    Acquisition

In July 2000, the Company acquired the assets and operations of a printing business for $31,000 for integration with its Media Force unit.  The acquisition was accounted for as a purchase and the operations are consolidated with those of the Company beginning July 1, 2000.

Due to a general decline in the commercial printing business subsequent to the terrorist attacks of September 11, 2001 and the corresponding softening of the United States economy, combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability. As such, the Company made the strategic decision to re-deploy its resources and discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003.

4.      Credit Card Cash Advances

The Company, through its Landrush Realty Corporation subsidiary unit, has cash advances from a credit card outstanding at December 31, 2000 of $38,418.  These advances bear interest at 19.8% per annum as of December 31, 2000.  As of December 31, 2000, the Company discontinued active use and/or further cash advances from said credit card as a funding source. However, said credit card balance outstanding shall continue to accrue annual interest payable at 19.8 per annum. For the period ended December 31, 2003, interest payable on the credit card principal balance outstanding was $26,322.

On November 22, 2004, the Company’s principal officer reached agreement with credit card provider to restructure the annual interest rate charge, charged on the annual outstanding card balance, from 19.8% per annum to 5% per annum and convert the repayment term of said current outstanding credit card balance to a 10 year term with a maturity date of November 22, 2014.  Per the terms of the agreement, the Company many repay the full outstanding credit card balance, with accrued interest, at any time prior to the maturity date of November 22, 2014.  As of its period ended December 31, 2004, the Company re-classified and recorded the existing outstanding credit card balance, with accrued interest payable, as a long term liability of the Company.  Total Credit Card loan Principal and Accrued Interest Due as of the period ended December 31, 2009 is: $86,758.

5.0% Credit Card Loan; due November 22, 2014; payable in full at maturity with accrued interest..		$38,418

Credit Card; Interest Payable for the Period ended December 31, 2009.	$4,131
Credit Card; Accrued Interest Payable through the Period ended December 31, 2009.		48,340

Total Principal and Accrued Interest Due - as of December 31, 2009.		$86,758

CITIZENS CAPITAL CORP.
(a development stage company)

5.      Advances from Stockholder

The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Company. For the period ended December 31, 2009, advances from stockholder outstanding was $8,720.

6.      Stockholders’ Loans

The Company has received unsecured loans from stockholders in the following original dates and amounts; interest rates and maturity dates:

8.50% loan dated May 22, 2000, due June 2003, payable in monthly installments of $616 beginning June 2000.	$19,514

8.50% loan dated June 28, 2000, due July 2002, payable in monthly installments of $327 beginning August 2000.	7,200
$26,714

Aggregate maturities or stockholder loans at December 31, 2000 are due in future years as follows:

2001	$14,653
2002	9,045
2003	3,016
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding. As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified and recorded for the period as a long term liabilities of the Company. For the period ended December 31, 2009, stockholder loans outstanding, including accrued interest, was $33,802.

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest		$26,714

Stockholder loan; Interest Payable for the Period ended December 31, 2009.	$1,300
Accrued Interest Payable through the Period ended December 31, 2009.		7,088

Total Principal and Accrued Interest Due - as of December 31, 2009.		$33,802

7.      Employee Stock Ownership Plan and Note Receivable 1

The Company has an Employees Stock Ownership Plan (“ESOP” or the “Plan”), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement.  The Plan provides for an allocation of Company stock to all, but not only some, of each participant’s account of the greater of 15% or the maximum percentage allowable of participants’ eligible compensation.  The Company, at its sole option and discretion may discontinue the ESOP and/or at its sole option and discretion, implement separate and/or additional employee stock ownership and/or stock purchase programs.  No shares have been allocated as of December 31, 2008 as there has been no compensation to employees.

CITIZENS CAPITAL CORP.
(a development stage company)

On May 11, 1998 the Company sold 15,000,000 shares of its Class A common stock directly to the ESOP Trust at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note.  The promissory note (ESOP Note Receivable1) was issued together with a security agreement fully collateralized by 15,000,000 shares of the Company’s common stock held by the ESOP Trust. The promissory note has a “liquidating call provision” which may be invoked by the Company or the note holder. The liquidating call provision gives the Company or the note holder the “demand right” to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP Trust, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share. The initial face value of the promissory note has been recorded in the stockholders’ equity section of the accompanying balance sheet.

On November 14, 2001 and November 15, 2001 respectively, the ESOP Plan Trust sold in the open market, 10,000 shares on each day, of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $169.97.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable1, held by the Company.

On May 13, 2004, the ESOP Plan Trust sold, in the open market, 1,500,000 shares of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $117.49.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable1, held by the Company.

Shares of the Company’s Class A; common stock sold by the ESOP Plan Trust and applied to the re-payment of the outstanding balance of the Note Receivable1 due from ESOP Trust as of December 31, 2009 were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against ESOP Note Receivable1 Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
05/13/2004	1,500,000	$117.49	$117.49
			Total $ 287.46

For the period ended December 31, 2009, ESOP Note Receivable1 balance outstanding was $50,099,712.

CITIZENS CAPITAL CORP.
(a development stage company)

8.      Stockholders’ Equity

Preferred Stock
On November 1, 1994, the Company issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

The holders of the preferred stock are entitled to receive out of legally available funds of the Company, dividends at an annual rate of $0.0725 per share or $72,500 annually, payable quarterly in arrears, on a cumulative basis.  Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Company has no surplus from which dividends can legally be paid.

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

The Company has authorized but unissued, 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Company’s board of directors.

Cumulative dividends in arrears as of December 31, 2009 are $1,110,414.

Common Stock
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

On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis.  The aggregate number of the Class A; no par value; common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

On May 8, 1998, the Company sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks. In order to facilitate the acquisition of certain assets and equipment, essential operational personnel and working capital, the Company agreed to issue 1,500,000 shares of its common stock to the JV Group in exchange for certain future master development rights and management control of the current JV Group or any of its future successors, if any.

CITIZENS CAPITAL CORP.
(a development stage company)

On January 25, 2001, the Company entered into a website design, marketing and E-Business development services agreement related to the development and implementation of the Company’s corporate presence and E-Business relationships on the world wide web. In exchange for the delivery and full execution and implementation of said design, marketing, development and E-Business services, the Company agreed to issue 1,012,500 shares of its common stock.

In order to facilitate its growth and working capital requirements, the Company entered into a funding agreement with its SCOR Brands Inc. (“SCOR”) branded footwear subsidiary unit on August 1, 2001. Pursuant to said agreement, the Company agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate the private placement, pre-registration and pre-public market movement of SCOR common shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Company’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a NASD portal market designation for secondary market trading of the security on November 8, 2001.  The Company holds 29,233,334 shares of SCOR Brands, Inc.; 144A common stock or 97.4% of said common stock outstanding.

As of December 31, 2009, the Company had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

Stock Options
Effective December 1, 1998, the Company adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Company granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock.  The exercise price is $1.50 per share.  The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years.  Options of 100,000 shares of common stock were canceled during fiscal year 2000 while options for 100,000 common shares under the same option plan were granted to a third party consultant on July 1, 2000.  At December 31, 2000, 175,000 options are exercisable.  No options had been exercised as of December 31, 2000.  The Company has estimated the fair value of the options issued in 1998 to be immaterial at the date of grant.  The Company estimated the fair value of the options granted in 2000 to be approximately $97,000 at the date of grant. The Company recorded an expense of $30,100 for the effect of these options for the year ended December 31, 2000.

For the period ended December 31, 2009, the Company did not grant nor issue any additional stock options.

9.      Commitment

The Company has entered into a lease agreement for the printing shop operations.  The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

CITIZENS CAPITAL CORP.
(a development stage company)

The Company’s lease agreement expired effective December 31, 2003.  As such, subsequent to the period ended December 31, 2003, the Company no longer recognized nor notated the value of said lease commitment on its balance sheet as a potential long term liability. At the expiration of said lease agreement for the period ended December 31, 2003, the Company leases its administration office accommodations on a month to month basis.  As of the period ended December 31, 2009, the Company has no current lease commitment for which it records a contingent liability.

10.       OTHER ASSETS - INVESTMENTS

On December 28, 2009, the Company entered into a Sell/Purchase Agreement (the “Purchase Agreement”) with DLFA Industries Inc. (“Industries”), a newly formed entity organized under the Laws of the State of Texas.  Pursuant to the terms of the Purchase Agreement, the Company agreed to sale, to Industries, all of the tangible and intangible assets (the “Assets”) of the Dream League Football Association, professional football league (the “League”) in exchange for the issuance of an aggregate of 250,000,000 shares of Industries’ common stock to the Company @ $0.20 per share or an aggregate common stock share value of $50,000,000, as payment in full, thereby causing Industries to hold 250,100,000 Industries common shares and thence become a 100% percent, wholly-owned subsidiary of the Company as of December 31, 2009.  Pursuant to a Form D; Notice of Securities Sales notice filed on January 7, 2010 with the Securities and Exchange Commission, Industries common stock, issued to the Company, were allocated in the following amounts and price per share pursuant to Regulation D; Rule 230.504 and 230.506 respectively, of the Securities Act of 1933, as amended.

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Company accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Company and Industries.  Thereby, for the period ended December 31, 2009, the Company recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries.

11.       OTHER ASSETS – NOTE RECEIVABLE2 FROM ESOP TRUST

On December 31, 2009, the Citizens Capital Corp. 1998 Employee Stock Ownership Trust, (the "ESOP Trust") entered into a $21,000,000; 4 year; 0% percent promissory note (the "ESOP Note2"), with Citizens Capital Corp., (the Company) in exchange for a $30,000,000 issue of the Company’s Series 2010A; 7% Percent; $1,000 Par Value; Convertible; Callable; 144A;  First Mortgage Bonds Due 2020.

Said ESOP Note2 is secured by and subject to the terms and conditions of a separate Security Agreement (the "Security Agreement") dated December 31, 2009 between and amongst the Company and the ESOP Trust.

CITIZENS CAPITAL CORP.
(a development stage company)

The Transaction
For a ten percent (10%) price to yield discount ($700 per $1,000 par value amount) on the $30,000,000 principal; face amount value of its seven percent (7%); Series 2010A Bonds or a re-marketing bond discount in the amount of $9,000,000, the Company agreed to sale, to the ESOP Trust for the purpose of re-marketing said Series 2010A Bonds on a secondary market basis to certain Qualified Institutional Buyers (QIBs), $30,000,000 aggregate principal amount of its 7% Percent; $1,000 Par Value; Series 2010A; Convertible; Callable; 144A; First Mortgage Bonds Due 2020 (the "Bonds") at $700 for each $1,000 par value or an aggregate of $21,000,000.

Each $1,000 Par Value Bond is convertible at $5.00 per share into 200 shares of the Company's Class A; no par; common stock or an aggregate of 6,000,000 common shares.

Each $1,000 Par Value Bond; of an aggregate of 30,000 bonds, is callable, by the Company, at Par plus a 7% percent premium or $1,070 for a total aggregate amount of $32,100,000.

Disposition of Series 2010A Bonds

In order to reduce the outstanding, principal loan balance of the ESOP Note2 payable to the Company, the ESOP Trust may liquidate on a secondary market basis, at any time in the institutional, capital market place, up to $30,000,000 aggregate principal value of its Citizens Capital Corp.; 7% Percent; $1,000 Par Value; Series 2010A; Convertible; Callable; 144A; Secured; First Mortgage Bonds Due 2020 held.

Liquidating Call Provision

Pursuant to the provision of the ESOP Note2 and the Security Agreement thereof, the Company or the assigned Note holder of record thereof, shall have the "demand" right to require the ESOP Trust to liquidate on a secondary market basis, at any time, up to "ALL" of it $30,000,000 aggregate principal amount of its: 7% Percent; $1,000 Par Value; Series 2010A; Convertible; Callable; 144A; Secured; First Mortgage Bond holdings.

If said Series 2010A Bonds are not successfully re-marketed by the ESOP Trust to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, in whole or in part, the debt balance remaining related to the Series 2010A Bonds issuance, as well as, the note receivable2 and liability thereof shall be extinguished.

12.       INTANGIBLE ASSETS

Brands, Rights and Services

The Company, through its interest in Landrush Realty Corporation, owns the registered trademark, distribution and exclusive marketing rights to The Texas Home Equity ReFund®, The Cash-Out Mortgage ReFinancer® and The Home Equity Cashier® home equity product marks.

The Company, through its interest in Media Force Sports & Entertainment Inc, owns the registered trademark, distribution and exclusive marketing rights to the Black Financial-News® magazine publication.  During the Company’s 2006 fiscal year, its Media Force unit discontinued production of its Black Financial News® magazine publication.  On January 1, 2007, the Company’s Media Force unit completed transformation and conversion of its Black Financial News magazine publication into the Black Financial News® Network video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.

CITIZENS CAPITAL CORP.
(a development stage company)

The Company, through its interest in SCOR Brands Inc., owns the registered trademark, distribution and exclusive marketing rights to the SCOR® brand line of athletic shoes and apparel.

The Company accounts for the value of the trademarked products and the corresponding exclusive marketing and distribution rights based on the registration costs, which totaled $400. This intangible asset for the Landrush; Media Force and SCOR trademarks, brands and rights were fully amortized on a straight line basis through the period ended December 31, 2003.

On January 1, 2008, the Company’s Media Force unit completed transformation and conversion of its Black Financial News® magazine publication into the Black Financial News® Network (BFNN) video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.  For the period ended December 31, 2008, the Company accounted for the value of its internally developed Black Financial News® Network (BFNN) video based website based on initial contributed research, development, design and project implementation cost considerations which totaled $10,000.

On February 5, 2008, the Company officially completed the development of Dream League Football Association (DLFA), to include the design of its Dream League Football Association, league seal, the league brand, team logos for each of its twenty (20) initial teams, league website (dreamleaguefootball.com) and Dream League TV Network, game and programming broadcast channel.

The Company, through each of its twenty (20) DLFA teams, holds the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded teams and team logos. Each the Company’s named DLFA teams as they pertain to their team brands and current cities of operation, respectively, are listed as follows:

Stampede (Austin, TX); Rustlers (Dallas, TX); Drillers (Houston, TX); Warriors (Oklahoma City, OK); River Wranglers (San Antonio, TX); Blackjacks (Las Vegas, NV); Stars (Los Angeles, CA); Mountaineers (Salt Lake City, UT); Pioneers (Portland, OR); Silicons (San Jose, CA); Gamblers (Newark, NJ); Gotham Gladiators (New York, NY); Liberty (Philadelphia, PA); Rhinos (Toronto, CN); Vultures (Richmond, VA); Bulldogs (Chicago, IL); Condors (Columbus, OH); Roaddoggs (Detroit, MI); Stallions (Louisville, KY); Cheezheads (Milwaukee, WI).

For the period ended December 31, 2008, the Company accounted for the value of its internally developed DLFA assets, twenty (20) DLFA teams, inclusive of the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded DLFA teams and team logos based on  initial contributed research, development, design and project implementation cost considerations which totaled $25,000.

On March 15, 2009, the Company’s Media Force unit completed the internal development of its Black Financial News TV Network®, a CNN (Cable News Network) styled, 24/7, daily, broadband video delivered, financial, business and general news broadcast center whose content is targeted towards the global, black consumer market.  For the period ended December 31, 2009, the Company accounted for the value of its internally developed Black Financial News® TV Network (BFNN) based on initial contributed research, development, design and project implementation cost considerations which totaled $25,000.

CITIZENS CAPITAL CORP.
(a development stage company)

Goodwill

As a result of the December 28, 2009 dated asset purchase transaction, between and amongst the Company and DLFA Industries, Inc. (“Industries”) related to the sale of the intangible assets of the Dream League Football Association (DLFA) in exchange for 250,000,000 shares of Industries’ common stock, the Company for the period ended December 31, 2009, eliminated the net amortized value of said DLFA intangible assets of $20,250. As such, the Company subsequently experienced a loss of $4,750 related to the disposition of said DLFA intangible assets which was reflected as a charge to the Company’s income for the period ended December 31, 2009.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Company accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Company and Industries.  Thereby, for the period ended December 31, 2009, the Company recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries. Further, for the period ended December 31, 2009, the Company recorded a value of $4,760 ($25,010 minus $20,250) under the “Goodwill” section of its balance sheet representing the differential between the $20,250 disposal value of the Company’s DLFA intangible assets and the $25,010 acquisition value of the Company’s common equity investment interest in Industries’, at par value.

Schedule of Intangible Assets

Intangible Value of Black Financial News® Network (BFNN) video based website assets at December 31, 2008		$10,000

Amortization of Intangible Value of Black Financial News® Network (BFNN) video based website assets for the Period ended December 31, 2009 / Accumulated amortization.	$(900)	(1,900)
Intangible Value of Black Financial News® Network (BFNN) video based website (less) accumulated amortization through the Period ended December 31, 2009.		8,100

Intangible Value of Dream League Football Association (DLFA) assets at December 31, 2008		$25,000
Amortization of Dream League Football Association (DLFA) for Period ended December 31, 2009 / Accumulated amortization.	$(2,250)	(4,750)
Intangible Value of Dream League Football Association (DLFA) assets (less) accumulated amortization through the Period ended December 31, 2009.		20,250
Sale/Disposal of Intangible Asset – December 31, 2009		(20,250)
Net Intangible Value of Dream League Football Association (DLFA) asset for the period ended December 31, 2009.		- 0 -

Intangible Value of Black Financial News® TV Network assets at December 31, 2009		$25,000
Amortization of Intangible Value of Black Financial News® TV Network (BFNN) for the Period ended December 31, 2009 / Accumulated amortization.	$(2,500)	(2,500)
Intangible Value of Black Financial News® TV Network (BFNN) (less) accumulated amortization through the Period ended December 31, 2009.		22,500

Intangible Value of DLFA - Goodwill December 31, 2009		$4,760
Amortization of Intangible Value of DLFA – Goodwill for the Period ended December 31, 2009 / Accumulated amortization.	$-	-
Intangible Value of DLFA-Goodwill (less) accumulated amortization through the Period ended December 31, 2009.		4,760

Net Intangible Asset Value at December 31, 2009.		$35,360

13.       SERIES 2010A; 144A BOND ISSUANCE

In order to fund and facilitate its corporate acquisition initiatives and debt capital requirements, the Company has duly authorized and caused to be established, a Series Bond Indenture (“Indenture”), which provides for the issuance from time to time of its unsecured debentures, secured bonds or other evidences of indebtedness (herein called the “Debt Securities”), to be issued in one or more series as provided by said Indenture.

Issuer: On December 31, 2009, Citizens Capital Corp. (the “Company”) issued an aggregate of 30,000 of its Series 2010A; 7%; $1,000 Par Value; Convertible; Callable; 144A; First Mortgage Bonds Due 2020 (the "Series 2010A Bonds") pursuant to Regulation D; Rule 506 of the Securities Act of 1933, as amended and a notice of sale of securities was filed there under on January 7, 2010 (File No. 021-92553-5F). The Series 2010A Bonds were designated as 144A restricted securities under the Securities Act of 1933, as amended, and may only be resold to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, pursuant to Rule 144A, unless some other exemption from the requirements of registration is relied upon.

CUSIP Number:   174445AA4

Purpose:  The Company’s Series 2010A Bonds were issued in order to 1) facilitate and fund the Company’s program of acquisition; 2) for working capital and 3) for general corporate purposes.

CITIZENS CAPITAL CORP.
(a development stage company)

Conversion: The Series 2010A Bonds are convertible at US $5.00 per share into 200 shares of the Company’s common stock (OTC:CAAP) per each $1,000 par value bond held for an aggregate of 6,000,000 shares of the Company’s common stock. Said conversion shares shall be converted on a “Non Dilutive” basis from currently issued and/or outstanding shares of the Company’s common stock totaling 48,022,500. The source of said conversion shares, if converted, may be derived from the Company’s treasury stock and/or on a “demand” call basis from shares held and provided by the Company’s Citizens Capital Corp. 1998 ESOP Trust.

Maturity Date: The maturity date for the Company’s Series 2010A bonds is: December 31, 2020.

Denomination: The Company issued an aggregate of 30,000 of its Series 2010A Bonds in denominations of $1,000 for a total aggregate value of $30,000,000.

Use of Proceeds: The Company intends to use net proceeds from its Series 2010A Bond issuance and/or the proceeds from the secondary market, re-marketing thereof the in the following manner:

1) To facilitate and fund its corporate and asset acquisition program;
2) To acquire certain broadband video broadcast equipment as related to its Media Force unit’s Black Financial News TV Network;
3) To acquire certain IPTV broadcast equipment as related to its Media Force unit’s 100+ channels; pay television, broadcast programming and distribution platform;
4) To facilitate certain land and/or property acquisitions related to team Stadium requirements of its DLFA Industries Inc. unit’s Dream League Football Association (DLFA) professional football assets.
5) For working capital;
6) For general corporate purposes; and
7) To pay certain cost related to the issuance and re-marketing of the 2010A Bonds.

Interest: Annual face value, interest payable on the Company’s Series 2010A 7%; Bonds is US $2,100,000; payable semi-annually in the amount of US $1,050,000.  Said semi-annual interest payments are payable on June 15th and December 15th of each year.  Interest payments on the Series 2010A Bonds shall commence beginning on the first interest payment date subsequent to the secondary, re-marketing of said Series 2010A Bonds, by the initial Series 2010A Bond purchaser.

Callable:  The Bonds are callable at any time, by the Company, at a 7% percent premium or US $1,070.00 per each $1,000.00 par value bonds held by registered and/or beneficial holder interest bondholders thereof for an aggregate value of US $32,100,000.

Delivery of Securities;
Registration Status: The Company’s Series 2010A Bonds were initially delivered, by the Company, to the initial Series 2010A Bond purchaser in certificated form for each $1,000 Par Value purchased or an aggregate of 30,000 Series 2010A face amount Bonds.

The Series 2010A Bonds are restricted securities and may only be resold subject to registration, exchange or an exemption from the requirements of registration. As a 144A designated security, the Bonds may only be resold to Qualified Institutional Buyers (QIBs) pursuant to Rule 144A as promulgated under the Securities Act of 1933 (the “Act”), as amended.

CITIZENS CAPITAL CORP.
(a development stage company)

The Company does not intend to register the Bonds pursuant to the Securities Act of 1933 (the “Act”), as amended, unless request is made and received in writing by more than fifty percent (50%) of Series 2010A registered and/or beneficial interest bondholders.

The Company at its sole discretion; at the request of the initial Series 2010A Bond purchaser; or at the request of certain secondary market Series 2010 Bond purchasers, move designate the Series 2010A Bonds as a Global Security with the Depository Trust Company (DTC). As a 144A, Global Security, the Bonds may trade freely amongst QIBs, as well as, have book-entry clearing and settlement through the DTC.

If said Series 2010A Bonds are not successfully re-marketed by the ESOP Trust to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, in whole or in part, the debt balance remaining related to the Series 2010A Bonds issuance and note receivable2 and the liability thereof shall be extinguished.

14.  DISCOUNT ON SERIES 2010A; 144A BOND ISSUANCE

Pursuant to a December 31, 2009 dated Bond Purchase agreement between Citizens Capital Corp. ESOP Trust (“ESOP Trust”) and the Company, as Bond Issuer, the Company sold to the ESOP Trust, a $30,000,000 issue of its 7%; $1,000 par value; Series 2010A; convertible; callable; 144A; First Mortgage Bonds due 2020 (the “Series 2010A Bonds”).

To facilitate the secondary re-marketing of said Series 2010A Bonds on a best-efforts basis by the ESOP Trust, to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, the Company sold said Series 2010A bonds at a price of $18,863,700, representing a fourteen percent (14%) rate of return and discount on the $30,000,000 principal; par value of the seven percent (7%); Series 2010A Bonds in the amount of $11,136,300, or $628.79 per each $1,000 par value amount of said Series 2010A Bonds.

Interest on the Series 2010A Bonds is calculated utilizing the “effective interest rate” accounting method and is payable semi-annually for a period of ten (10) years and full amortization of the $11,136,300 bond discount is amortized for twenty (20) semi-annual periods.  Scheduled semi-annual interest payments for the period, plus, the amortized portion of the bond discount is charged by the Company to interest expense for each annual period ended December 31 while the Series 2010A Bonds remain outstanding, in whole or part.

If said Series 2010A Bonds are not successfully re-marketed by the ESOP Trust to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, in whole or in part, the debt balance remaining, if any, related to the Series 2010A Bonds issuance and the liability thereof shall be extinguished.

For the period ended December 31, 2009, annual interest payable and amortized bond discount for the Series 2010A Bonds was $0 and $0 respectively.

Date	Annual Interest Payment @ 7% x Face Value (3.5% Semi-Annual Rate)	Semi- Annual Interest Expense @ 14% Rate of Return x Previous Year Book Value (7% Semi-Annual Rate)	Amortization of Bond Discount	Balance in Bond Discount Account	Face Value Balance in the Bonds Payable Account	Book Value of Bonds

Jan 1, 2011				$11,136,300	$30,000,000	$18,863,700

Jun 15, 2011	$1,050,000	1,320,459	270,459	10,865,841	$30,000,000	19,134,159
Dec 15, 2011	$1,050,000	1,339,391	289,391	10,576,450	$30,000,000	19,423,550

Jun 15, 2012	$1,050,000	1,359,649	309,649	10,266,801	$30,000,000	19,733,199
Dec 15, 2012	$1,050,000	1,381,324	331,324	9,935,477	$30,000,000	20,064,523

Jun 15, 2013	$1,050,000	1,404,517	354,517	9,580,960	$30,000,000	20,419,040
Dec 15, 2013	$1,050,000	1,429,333	379,333	9,201,627	$30,000,000	20,798,373

Jun 15, 2014	$1,050,000	1,455,886	405,886	8,795,741	$30,000,000	21,204,259
Dec 15, 2014	$1,050,000	1,484,298	434,298	8,361,443	$30,000,000	21,638,557

Jun 15, 2015	$1,050,000	1,514,699	464,699	7,896,744	$30,000,000	22,103,256
Dec 15, 2015	$1,050,000	1,547,228	497,228	7,399,516	$30,000,000	22,600,484

Jun 15, 2016	$1,050,000	1,582,034	532,034	6,867,482	$30,000,000	23,132,518
Dec 15, 2016	$1,050,000	1,619,276	569,276	6,298,206	$30,000,000	23,701,794

Jun 15, 2017	$1,050,000	1,659,126	609,126	5,689,080	$30,000,000	24,310,920
Dec 15, 2017	$1,050,000	1,701,764	651,764	5,037,316	$30,000,000	24,962,684

Jun 15, 2018	$1,050,000	1,747,388	697,388	4,339,928	$30,000,000	25,660,072
Dec 15, 2018	$1,050,000	1,796,205	746,205	3,593,723	$30,000,000	26,406,277

Jun 15, 2019	$1,050,000	1,848,439	798,439	2,795,284	$30,000,000	27,204,716
Dec 15, 2019	$1,050,000	1,904,330	854,330	1,940,954	$30,000,000	28,059,046

Jun 15, 2020	$1,050,000	1,964,133	914,133	1,026,821	$30,000,000	28,973,179
Dec 15, 2020	$1,050,000	2,028,123	978,123	48,698	$30,000,000	29,951,302

Jun 15, 2021	$1,050,000	1,098,698	48,698	0	$30,000,000	$30,000,000

15.     Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, as measured on December 31, 2009, are as follows:

Note Receivable2 and advances from stockholder – The fair values approximate carrying amounts because of the short maturity of those instruments.

Credit card cash advances;  loans from stockholders and Series 2010A Bonds – the fair values approximate carrying values due to the use of prevailing interest rates.

16.      Concentrations

The Company’s revenue for the period were  generated primarily from its Media Force unit, thus the Company may be said to have a concentration as it relates to revenues generated by business segment. During the period, the Company actively marketed, developed and pursued business for the Company, its DLFA segment and both its Media Force and SCOR units.

17.      Subsequent Events

Subsequent to its December 31, 2009 period end, the Company completed initial development of its Media Force unit’s Black Financial News TV Network.

Further, subsequent to its December 31, 2009 period, the Company completed the initial development of its DLFA Industries Inc. unit’s Dream League TV Network.  The Dream League TV Network services as the broadcast platform for DLFA Industries Inc. unit’s Dream League Football Association, professional football assets.

2) Financial Statements for the year ended December 31, 2008.

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the period end December 31, 2008.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
December 6, 2010

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET

December 31, 2008

CURRENT ASSETS:
Cash	$(47,825)
Accounts receivable	-
Total current assets	(47,825)

PROPERTY AND EQUIPMENT, net of accumulated depreciation	-

INTANGIBLE ASSETS, net of accumulated amortization of: $3,500	31,500

Total assets	$(16,325)

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-
Advances from stockholder	8,270
Total current liabilities	8,270

LONG TERM LIABILITIES:
Credit card cash advances – See Credit Card Advances (Note 4)	38,418
Interest Payable - See Credit Card Advances (Note 4)	44,209
Loans from stockholders	26,714
Interest Payable - See Stockholders’ Loan (Note 6)	5,788
Total long term liabilities	115,129

Total liabilities	$123,399

COMMITMENT (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225
Additional paid-in capital	48,807,119
Note receivable from ESOP	(50,099,712)
Deficit accumulated during the development stage	(327,356)
Total stockholders’ deficit	(139,724)

Total liabilities and stockholders’ deficit	$(16,325)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,						Period from Inception (March 12, 1991) to
	2008			2007			December 31, 2008

SALES		$103			$198		$177,887

COST OF SALES		-			-		37,398

OTHER INCOME/(LOSS)		-			-		(3,957)

GROSS MARGIN		103			198		136,532

GENERAL AND ADMINISTRATIVE EXPENSES		9,568			7,787		463,888

NET LOSS		$(9,465)			$(7,589)		$(327,356)

NET LOSS PER SHARE (basic and diluted)	$		*	$		*

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000)	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199)

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000)	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,069)	(108,766)

Net loss for year	-	-	-	-	-	-	(872)	(872)
BALANCES, December 31, 2002	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,941)	(109,638)

Net loss for year	-	-	-	-	-	-	(10,721)	(10,721)
BALANCES, December 31, 2003	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(272,662)	(120,359)

Contribution by stockholder during 2004					2,159			2,159

Principal Repayment by ESOP of Note Receivable during 2004	-	-	-	-	-	118	-	118

Net loss for year	-	-	-	-	-	-	(3,359)	(3,359)
BALANCES, December 31, 2004	1,000,000	1,000,000	48,022,500	480,225	48,774,067	(50,099,712)	(276,021)	(121,441)

Contribution by stockholder during 2005					18,929			18,929

Net loss for year	-	-	-	-	-	-	(24,066)	(24,066)
BALANCES, December 31, 2005	1,000,000	1,000,000	48,022,500	480,225	48,792,996	(50,099,712)	(300,087)	(126,578)

Contribution by stockholder during 2006					7,170			7,170

Net loss for year	-	-	-	-	-	-	(10,215)	(10,215)
BALANCES, December 31, 2006	1,000,000	1,000,000	48,022,500	480,225	48,800,166	(50,099,712)	(310,302)	(129,623)

Contribution by stockholder during 2007					2,897			2,897

Net loss for year	-	-	-	-	-	-	(7,589)	(7,589)
BALANCES, December 31, 2007	1,000,000	1,000,000	48,022,500	480,225	48,803,063	(50,099,712)	(317,891)	(134,315)

Contribution by stockholder during 2008					4,056			4,056

Net loss for year	-	-	-	-	-	-	(9,465)	(9,465)
BALANCES, December 31, 2008	1,000,000	$1,000,000	48,022,500	$480,225	$48,807,119	$(50,099,712)	$(327,356)	$(139,724)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception (March 12, 1991) to
	2008	2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(9,465)	$(7,589)	$(327,356)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	4,056	2,897	130,294
Services paid for with stock and options	-	-	40,225
Depreciation and amortization	3,500	-	18,222
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	-	-	-
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable – Credit card cash advances	3,935	3,747	44,209
Increase (decrease) in interest payable – Stockholders’ Loans	1,250	1,202	5,788
Net cash (provided) used by operating activities	(3,276)	257	(50,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Payment for intangible assets	(35,000)	-	(35,400)
Sale/Disposal of equipment	-	-	20,242
Net cash used by investing activities	(35,000)	-	(49,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Stockholders Loans	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv. by ESOP	-	-	288
Net cash provided by financing activities	-	-	52,097

NET INCREASE/DECREASE IN CASH	(31,724)	257	(47,825)

CASH, beginning of period	(16,101)	(16,358)	-

CASH, end of period	$(47,825)	$(16,101)	$(47,825)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

1.      General and Summary of Significant Accounting Policies

Company Background
Citizens Capital Corp. (the “Company”) is a development stage holding company with plans to target, evaluate and pursue specific acquisition candidates or joint venture and/or internally develop operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Company’s plans contemplate operating in the following three market segments:  1) residential mortgage loan marketing, commercial and residential real estate investment and development; 2) news print publishing and 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries: Landrush Realty Corporation (“Landrush”); Media Force Sports & Entertainment, Inc. (“Media Force”); and SCOR Brands, Inc. (“SCOR”).  Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures. In 2000, the Company acquired the assets of a printing business for integration into its Media Force unit and the Company primarily through this unit began to generate revenues.

During 1999, the Company registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A; common stock for secondary market trading. The 39,500,000 common shares include the 15,000,000 common shares currently held by the Company’s ESOP Trust (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) based broadband networks.

On January 1, 2008, the Company’s Media Force unit completed transformation and conversion of  its Black Financial News® magazine publication into the Black Financial News® Network (BFNN) video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.

On February 5, 2008, the Company officially completed the development of Dream League Football Association (DLFA), to include the design of its Dream League Football Association, league seal, the league brand and team logos for each of its twenty (20) initial teams.

The Company, through each of its twenty (20) DLFA teams, holds the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded teams and team logos. Each the Company’s named DLFA teams as they pertain to their team brands and current cities of operation, respectively, are listed as follows:

Stampede (Austin, TX); Rustlers (Dallas, TX); Drillers (Houston, TX); Warriors (Oklahoma City, OK); River Wranglers (San Antonio, TX); Blackjacks (Las Vegas, NV); Stars (Los Angeles, CA); Mountaineers (Salt Lake City, UT); Pioneers (Portland, OR); Silicons (San Jose, CA); Gamblers (Newark, NJ); Gotham Gladiators (New York, NY); Liberty (Philadelphia, PA); Rhinos (Toronto, CN); Vultures (Richmond, VA); Bulldogs (Chicago, IL); Condors (Columbus, OH); Roaddoggs (Detroit, MI); Stallions (Louisville, KY); Cheezheads (Milwaukee, WI).

CITIZENS CAPITAL CORP.
(a development stage company)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Property and Equipment
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

Due to a general decline in the commercial printing business combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability, As such, the Company made the strategic decision to discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003 resulting in the retirement and elimination of all related equipment at the depreciated value of $20,242.  As such, the Company experienced a loss of $10,758 related to the disposition of said equipment which was reflected and charged to the Company’s income for the period ended December 31, 2003.

While the Company elected to discontinue its Media Force unit’s in house, commercial printing operation, the Company’s Media Force unit continues to produce, on an outsource basis going forward, its Black Financial News® magazine publication.  Further, the Company’s Media Force unit continues to offered and provide several commercial printing products and services, to existing customers, on an outsourced, brokered basis for the period ended December 31, 2003.

Intangible Assets
The Company, through its interest in Landrush Realty Corporation, owns the registered trademark, distribution and exclusive marketing rights to The Texas Home Equity ReFund®, The Cash-Out Mortgage ReFinancer® and The Home Equity Cashier® home equity product marks.

The Company, through its interest in Media Force Sports & Entertainment Inc, owns the registered trademark, distribution and exclusive marketing rights to the Black Financial-News® magazine publication.  During the Company’s 2006 fiscal year, its Media Force unit discontinued production of its Black Financial News® magazine publication.  On January 1, 2007, the Company’s Media Force unit completed transformation and conversion of  its Black Financial News magazine publication into the Black Financial News® Network video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.

The Company, through its interest in SCOR Brands Inc., owns the registered trademark, distribution and exclusive marketing rights to the SCOR® brand line of athletic shoes and apparel.

The Company accounts for the value of the trademarked products and the corresponding exclusive marketing and distribution rights based on the registration costs, which totaled $400. This intangible asset for the Landrush; Media Force and SCOR trademarks, brands and rights were fully amortized on a straight line basis through the period ended December 31, 2003.

CITIZENS CAPITAL CORP.
(a development stage company)

On January 1, 2008, the Company’s Media Force unit completed transformation and conversion of  its Black Financial News® magazine publication into the Black Financial News® Network (BFNN) video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.  For the period ended December 31, 2008, the Company accounted for the value of its internally developed Black Financial News® Network (BFNN) video based website based on  initial contributed research, development, design and project implementation cost considerations which totaled $10,000.

On February 5, 2008, the Company officially completed the development of Dream League Football Association (DLFA), to include the design of its Dream League Football Association, league seal, the league brand, team logos for each of its twenty (20) initial teams, league website (dreamleaguefootball.com) and Dream League TV Network, game and programming broadcast channel.

The Company, through each of its twenty (20) DLFA teams, holds the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded teams and team logos. Each the Company’s named DLFA teams as they pertain to their team brands and current cities of operation, respectively, are listed as follows:

Stampede (Austin, TX); Rustlers (Dallas, TX); Drillers (Houston, TX); Warriors (Oklahoma City, OK); River Wranglers (San Antonio, TX); Blackjacks (Las Vegas, NV); Stars (Los Angeles, CA); Mountaineers (Salt Lake City, UT); Pioneers (Portland, OR); Silicons (San Jose, CA); Gamblers (Newark, NJ); Gotham Gladiators (New York, NY); Liberty (Philadelphia, PA); Rhinos (Toronto, CN); Vultures (Richmond, VA); Bulldogs (Chicago, IL); Condors (Columbus, OH); Roaddoggs (Detroit, MI); Stallions (Louisville, KY); Cheezheads (Milwaukee, WI).

For the period ended December 31, 2008, the Company accounted for the value of its internally developed DLFA assets, twenty (20) DLFA teams, inclusive of the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded DLFA teams and team logos based on  initial contributed research, development, design and project implementation cost considerations which totaled $25,000.

Schedule of Intangible Assets

Intangible Value of Black Financial News® Network (BFNN) video based website assets at December 31, 2008		$10,000

Amortization of Intangible Value of Black Financial News® Network (BFNN) video based website assets for the Period ended December 31, 2008 / Accumulated amortization,	$(1,000)	(1,000)
Intangible Value of Black Financial News® Network (BFNN) video based website (less) accumulated amortization through the Period ended December 31, 2008.		9,000

Intangible Value of Dream League Football Association (DLFA) assets at December 31, 2008		$25,000

Amortization of Dream League Football Association (DLFA) for Period ended December 31, 2008 / Accumulated amortization.	$(2,500)	(2,500)

Intangible Value of Dream League Football Association (DLFA) assets (less) accumulated amortization through the Period ended December 31, 2008.		22,500

Net Intangible Asset Value at December 31, 2008.		$31,500

Loss Per Share
Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.  Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration.  However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. The Company had 400,000 common equivalent shares which were antidilutive in all periods presented.

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the years ended December 31, 2008 and 2007, respectively.

Income Taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved.  The Company had no material deferred tax liabilities. The Company’s NOL at December 31, 2008 was approximately $245,517 and it expires through the year 2020.

Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

CITIZENS CAPITAL CORP.
(a development stage company)

2.      Plan of Operation for the 2009 Fiscal Year

The Company’s plan of operation for the 2008 fiscal year is to: (1) further the implementation of its Media Force unit’s Black Financial News Network online, website located and operated at the Company owned internet domain of: bfnnetwork.com.

Further, the Company’s Media Force unit intends to further the internal development, and completion of said development of its Black Financial News Network®, CNN style, broadband video delivered, news broadcast center for transmission over existing Internet Protocol (IP) networks, Over the top (OTT) video service providers, and to the subscribers of various multi-channel video, pay-television distribution system operators.

The Company intends to complete and implement its Dream League Football Association (DLFA), a professional football league structured to have twenty (20) teams located in twenty (20) of the top consumer markets in North America. The Dream League Football Association is also intended to serve as material, sports media broadcast content originating from its Dream League TV network. The Dream League Football Association players are projected and intended to wear the Company’s SCOR Brands unit’s SCOR brand footwear as the official shoe of the Dream League Football Association.

The Company’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Company intends to continue to look for opportunities to produce and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates. The Company’s cash requirements have been funded to date by its principal stockholder. The Company anticipates a reduction in the working capital needed to facilitate its Media Force unit’s Black Financial News property once said property is converted into a digital, online, broadband video based property and place initial production orders of its SCOR brand footwear product and to further the start up and implementation phase of its plans, as well as, to cover working capital requirements for its current operations. Further, the Company generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Company intends to attempt to borrow these funds from affiliates of the Company and third party lenders, as well as, access the both the public and private capital markets when and where available. Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition. Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

3.    Acquisition

In July 2000, the Company acquired the assets and operations of a printing business for $31,000 for integration with its Media Force unit.  The acquisition was accounted for as a purchase and the operations are consolidated with those of the Company beginning July 1, 2000.

Due to a general decline in the commercial printing business subsequent to the terrorist attacks of September 11, 2001 and the corresponding softening of the United States economy, combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability. As such, the Company made the strategic decision to re-deploy its resources and discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003.

CITIZENS CAPITAL CORP.
(a development stage company)

4.      Credit Card Cash Advances

The Company, through its Landrush Realty Corporation subsidiary unit, has cash advances from a credit card outstanding at December 31, 2000 of $38,418.  These advances bear interest at 19.8% per annum as of December 31, 2000.  As of December 31, 2000, the Company discontinued active use and/or further cash advances from said credit card as a funding source. However, said credit card balance outstanding shall continue to accrue annual interest payable at 19.8 per annum. For the period ended December 31, 2003, interest payable on the credit card principal balance outstanding was $26,322.

On November 22, 2004, the Company’s principal officer reached agreement with credit card provider to restructure the annual interest rate charge, charged on the annual outstanding card balance, from 19.8% per annum to 5% per annum and convert the repayment term of said current outstanding credit card balance to a 10 year term with a maturity date of November 22, 2014.  Per the terms of the agreement, the Company many repay the full outstanding credit card balance, with accrued interest, at any time prior to the maturity date of November 22, 2014.  As of its period ended December 31, 2004, the Company re-classified and recorded the existing outstanding credit card balance, with accrued interest payable, as a long term liability of the Company.  Total Credit Card loan Principal and Accrued Interest Due as of the period ended December 31, 2008 is: $82,627.

5% Credit Card Loan; due November 22, 2014; payable in full at maturity with accrued interest.		$38,418

Credit Card; Interest Payable for the Period ended December 31, 2008.	$3,935
Credit Card; Accrued Interest Payable through the Period ended December 31, 2008.		44,209

Total Principal and Accrued Interest Due - as of December 31, 2008.		$82,627

5.      Advances from Stockholder

The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Company. For the period ended December 31, 2008, advances from stockholder outstanding was $8,720.

6.      Stockholders’ Loans

The Company has received unsecured loans from stockholders in the following original dates and amounts; interest rates and maturity dates:

8.50% loan dated May 22, 2000, due June 2003, payable in monthly installments of $616 beginning June 2000.	$19,514

8.50% loan dated June 28, 2000, due July 2002, payable in monthly installments of $327 beginning August 2000.	7,200
$26,714

Aggregate maturities or stockholder loans at December 31, 2000 are due in future years as follows:

2001	$14,653
2002	9,045
2003	3,016
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding. As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified and recorded for the period as a long term liabilities of the Company.  For the period ended December 31, 2008, stockholder loans outstanding, including accrued interest, was $32,502.

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest		$26,714

Stockholder loan; Interest Payable for the Period ended December 31, 2008.	$1,250
Accrued Interest Payable through the Period ended December 31, 2008.		5,788

Total Principal and Accrued Interest Due - as of December 31, 2008.		$32,502

7.      Employee Stock Ownership Plan and Note Receivable

The Company has an Employees Stock Ownership Plan (“ESOP” or the “Plan”), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement.  The Plan provides for an allocation of Company stock to all, but not only some, of each participant’s account of the greater of 15% or the maximum percentage allowable of participants’ eligible compensation.  The Company, at its sole option and discretion may discontinue the ESOP and/or at its sole option and discretion, implement separate and/or additional employee stock ownership and/or stock purchase programs.  No shares have been allocated as of December 31, 2008 as there has been no compensation to employees.

On May 11, 1998 the Company sold 15,000,000 shares of its Class A common stock directly to the ESOP Trust at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note.  The promissory note was issued together with a security agreement fully collateralized by 15,000,000 shares of the Company’s common stock held by the ESOP Trust. The promissory note has a “liquidating call provision” which may be invoked by the Company or the note holder. The liquidating call provision gives the Company or the note holder the “demand right” to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP Trust, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share. The initial face value of the promissory note has been recorded in the stockholders’ equity section of the accompanying balance sheet.

CITIZENS CAPITAL CORP.
(a development stage company)

On November 14, 2001 and November 15, 2001 respectively, the ESOP Plan Trust sold in the open market, 10,000 shares on each day, of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $169.97.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.

On May 13, 2004, the ESOP Plan Trust sold, in the open market, 1,500,000 shares of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $117.49.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.

Shares of the Company’s Class A; common stock sold by the ESOP Plan were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against Note Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
05/13/2004	1,500,000	$117.49	$117.49
			Total $ 287.46

For the period ended December 31, 2008, ESOP Note Receivable balance outstanding was $50,099,712.

8.      Stockholders’ Equity

Preferred Stock
On November 1, 1994, the Company issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

The holders of the preferred stock are entitled to receive out of legally available funds of the Company, dividends at an annual rate of $0.0725 per share or $72,500 annually, payable quarterly in arrears, on a cumulative basis.  Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Company has no surplus from which dividends can legally be paid.

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

The Company has authorized but unissued, 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Company’s board of directors.

Cumulative dividends in arrears as of December 31, 2008 are $1,037,914.

CITIZENS CAPITAL CORP.
(a development stage company)

Common Stock
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

On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis.  The aggregate number of the Class A; no par value; common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

On May 8, 1998, the Company sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks. In order to facilitate the acquisition of certain assets and equipment, essential operational personnel and working capital, the Company agreed to issue 1,500,000 shares of its common stock to the JV Group in exchange for certain future master development rights and management control of the current JV Group or any of its future successors, if any.

On January 25, 2001, the Company entered into a website design, marketing and E-Business development services agreement related to the development and implementation of the Company’s corporate presence and E-Business relationships on the world wide web. In exchange for the delivery and full execution and implementation of said design, marketing, development and E-Business services, the Company agreed to issue 1,012,500 shares of its common stock.

In order to facilitate its growth and working capital requirements, the Company entered into a funding agreement with its SCOR Brands Inc. (“SCOR”) branded footwear subsidiary unit on August 1, 2001. Pursuant to said agreement, the Company agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate the private placement, pre-registration and pre-public market movement of SCOR common shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Company’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a NASD portal market designation for secondary market trading of the security on November 8, 2001.  The Company holds 29,233,334 shares of SCOR Brands, Inc.; 144A common stock or 97.4% of said common stock outstanding.

As of December 31, 2008, the Company had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

Stock Options
Effective December 1, 1998, the Company adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Company granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock.  The exercise price is $1.50 per share.  The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years.  Options of 100,000 shares of common stock were canceled during fiscal year 2000 while options for 100,000 common shares under the same option plan were granted to a third party consultant on July 1, 2000.  At December 31, 2000, 175,000 options are exercisable.  No options had been exercised as of December 31, 2000.  The Company has estimated the fair value of the options issued in 1998 to be immaterial at the date of grant.  The Company estimated the fair value of the options granted in 2000 to be approximately $97,000 at the date of grant. The Company recorded an expense of $30,100 for the effect of these options for the year ended December 31, 2000.

For the period ended December 31, 2008, the Company did not grant nor issue any additional stock options.

CITIZENS CAPITAL CORP.
(a development stage company)

9.      Commitment

The Company has entered into a lease agreement for the printing shop operations.  The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

The Company’s lease agreement expired effective December 31, 2003.  As such, subsequent to the period ended December 31, 2003, the Company no longer recognized nor notated the value of said lease commitment on its balance sheet as a potential long term liability. At the expiration of said lease agreement for the period ended December 31, 2003, the Company leases its administration office accommodations on a month to month basis.  As of the period ended December 31, 2008, the Company has no current lease commitment for which it records a contingent liability.

10.     Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, as measured on December 31, 2008, are as follows:

Cash  and advances from stockholder – The fair values approximate carrying amounts because of the short maturity of those instruments.

Credit card cash advances and loans from stockholders – the fair values approximate carrying values due to the use of prevailing interest rates.

CITIZENS CAPITAL CORP.
(a development stage company)

11.        Concentrations

While the Company generated operating expenses, revenues generated by the Company trailed operating expenses significantly for the period. The Company’s revenue for the period were  generated primarily from its Media Force unit, thus the Company may be said to have a concentration as it relates to revenues generated by business segment.  During the period, the Company actively marketed, developed and pursued business for the Company, its DLFA segment and both its Media Force and SCOR units.

12.    Subsequent Events

Subsequent to the December 31, 2008 period end, the Company completed launch of its Media Force unit’s Black Financial News Network, online, website located at the Company owned domain: bfnnetwork.com.

Subsequent to December 31, 2008, the Company officially completed internal development and design of its Dream League Football Association assets, to include the league’s seal and team logos for each of its twenty (20) teams.

3) Financial Statements for the year ended December 31, 2007.

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the period end December 31, 2007.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
December 4, 2010

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET

December 31, 2007

CURRENT ASSETS:
Cash	$(16,101)
Accounts receivable	-
Total current assets	(16,101)

PROPERTY AND EQUIPMENT, net of accumulated depreciation	-

INTANGIBLE ASSETS, net	-

Total assets	$(16,101)

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-
Advances from stockholder	8,270
Total current liabilities	8,270

LONG TERM LIABILITIES:
Credit card cash advances – See Credit Card Advances (Note 4)	38,418
Interest Payable - See Credit Card Advances (Note 4)	40,274
Loans from stockholders	26,714
Interest Payable - See Stockholders’ Loan (Note 6)	4,538
Total long term liabilities

Total liabilities	$118,214

COMMITMENT (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225
Additional paid-in capital	48,803,063
Note receivable from ESOP	(50,099,712)
Deficit accumulated during the development stage	(317,891)
Total stockholders’ deficit	(134,315)

Total liabilities and stockholders’ deficit	$(16,101)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,						Period from Inception (March 12, 1991) to
	2007			2006			December 31, 2007

SALES		$198			$-		$177,784

COST OF SALES		-			-		37,398

OTHER INCOME/(LOSS)		-			-		(3,957)

GROSS MARGIN		198			-		136,429

GENERAL AND ADMINISTRATIVE EXPENSES		7,787			10,215		454,320

NET LOSS		$(7,589)			$(10,215)		$(317,891)

NET LOSS PER SHARE (basic and diluted)	$		*	$		*

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000)	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199)

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000)	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,069)	(108,766)

Net loss for year	-	-	-	-	-	-	(872)	(872)
BALANCES, December 31, 2002	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,941)	(109,638)

Net loss for year	-	-	-	-	-	-	(10,721)	(10,721)
BALANCES, December 31, 2003	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(272,662)	(120,359)

Contribution by stockholder during 2004					2,159			2,159

Principal Repayment by ESOP of Note Receivable during 2004	-	-	-	-	-	118	-	118

Net loss for year	-	-	-	-	-	-	(3,359)	(3,359)
BALANCES, December 31, 2004	1,000,000	1,000,000	48,022,500	480,225	48,774,067	(50,099,712)	(276,021)	(121,441)

Contribution by stockholder during 2005					18,929			18,929

Net loss for year	-	-	-	-	-	-	(24,066)	(24,066)
BALANCES, December 31, 2005	1,000,000	1,000,000	48,022,500	480,225	48,792,996	(50,099,712)	(300,087)	(126,578)

Contribution by stockholder during 2006					7,170			7,170

Net loss for year	-	-	-	-	-	-	(10,215)	(10,215)
BALANCES, December 31, 2006	1,000,000	1,000,000	48,022,500	480,225	48,800,166	(50,099,712)	(310,302)	(129,623)

Contribution by stockholder during 2007					2,897			2,897

Net loss for year							(7,589)	(7,589)
BALANCES, December 31, 2007	1,000,000	$1,000,000	48,022,500	$480,225	$48,803,063	$(50,099,712)	$(317,891)	$(134,315)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception (March 12, 1991) to
	2007	2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(7,589)	$(10,215)	$(317,891)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	2,897	7,170	126,238
Services paid for with stock and options	-	-	40,225
Depreciation and amortization	-	-	14,722
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	-	-	-
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable – Credit card cash advances	3,747	3,569	40,274
Increase (decrease) in interest payable – Stockholders’ Loans	1,202	1,156	4,538
Net cash (provided) used by operating activities	257	1,680	(53,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Payment for intangible assets	-	-	(400)
Sale/Disposal of equipment	-	-	20,242
Net cash used by investing activities	-	-	(14,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Stockholders Loans	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv. by ESOP	-	-	288
Net cash provided by financing activities	-	-	52,097

NET INCREASE/DECREASE IN CASH	257	1,680	(16,101)

CASH, beginning of period	(16,358)	(18,038)	-

CASH, end of period	$(16,101)	$(16,358)	$(16,101)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General and Summary of Significant Accounting Policies

Company Background
Citizens Capital Corp. (the “Company”) is a development stage holding company with plans to target, evaluate and pursue specific acquisition candidates or joint venture and/or internally develop operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Company’s plans contemplate operating in the following three market segments:  1) residential mortgage loan marketing, commercial and residential real estate investment and development; 2) news print publishing and 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries: Landrush Realty Corporation (“Landrush”); Media Force Sports & Entertainment, Inc. (“Media Force”); and SCOR Brands, Inc. (“SCOR”).  Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures. In 2000, the Company acquired the assets of a printing business for integration into its Media Force unit and the Company primarily through this unit began to generate revenues.

During 1999, the Company registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A; common stock for secondary market trading. The 39,500,000 common shares include the 15,000,000 common shares currently held by the Company’s ESOP Trust (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks.

On January 1, 2007, the Company’s Media Force unit completed transformation and conversion of its Black Financial News magazine publication into the Black Financial News Network video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Property and Equipment
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

Due to a general decline in the commercial printing business combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability, As such, the Company made the strategic decision to discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003 resulting in the retirement and elimination of all related equipment at the depreciated value of $20,242.  As such, the Company experienced a loss of $10,758 related to the disposition of said equipment which was reflected and charged to the Company’s income for the period ended December 31, 2003.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the Company elected to discontinue its Media Force unit’s in house, commercial printing operation, the Company’s Media Force unit continues to produce, on an outsource basis going forward, its Black Financial News® magazine publication.  Further, the Company’s Media Force unit continues to offered and provide several commercial printing products and services, to existing customers, on an outsourced, brokered basis for the period ended December 31, 2003.

Intangible Assets
The Company, through its interest in Landrush Realty Corporation, owns the registered trademark, distribution and exclusive marketing rights to The Texas Home Equity ReFund®, The Cash-Out Mortgage ReFinancer® and The Home Equity Cashier® home equity product marks.

The Company, through its interest in Media Force Sports & Entertainment Inc, owns the registered trademark, distribution and exclusive marketing rights to the Black Financial-News® magazine publication.

The Company, through its interest in SCOR Brands Inc., owns the registered trademark, distribution and exclusive marketing rights to the SCOR® brand line of athletic shoes and apparel.

The Company accounts for the value of the trademarked products and the corresponding exclusive marketing and distribution rights based on the registration costs, which totaled $400. This intangible asset was fully amortized on a straight line basis.

Loss Per Share
Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.  Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration. However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. The Company had 400,000 common equivalent shares which were antidilutive in all periods presented.

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the years ended December 31, 2007 and 2006, respectively.

Income Taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved.  The Company had no material deferred tax liabilities. The Company’s NOL at December 31, 2007 was approximately $238,419 and it expires through the year 2020.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

2.      Plan of Operation for the 2008 Fiscal Year

The Company’s plan of operation for the 2008 fiscal year is to: (1) further the implementation of its Media Force unit’s Black Financial News Network online, website located and operated at the Company owned internet domain of: bfnnetwork.com.

Further, the Company’s Media Force unit intends to further the internal development of its Black Financial News Network, CNN style, broadband video, news broadcast center for delivery over existing Internet Protocol (IP) networks, Over the top (OTT) video service providers, and to the subscribers of various multi-channel video pay-television distribution system operators.

The Company intends to further the development of the Dream League Football Association (DLFA), a professional football league projected to have twenty (20) teams located in twenty (20) of the top consumer markets in North America. The Dream League Football Association is also intended to serve as material, sports media broadcast content. The Dream League Football Association players are projected and intended to wear the Company’s SCOR Brands unit’s SCOR brand footwear as the official shoe of the Dream League Football Association.

The Company’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Company intends to continue to look for opportunities to produce and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates. The Company’s cash requirements have been funded to date by its principal stockholder. The Company anticipates a reduction in the working capital needed to facilitate its Media Force unit’s Black Financial News property once said property is converted into a digital, online, broadband video based property and place initial production orders of its SCOR brand footwear product and to further the start up and implementation phase of its plans, as well as, to cover working capital requirements for its current operations. Further, the Company generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Company intends to attempt to borrow these funds from affiliates of the Company and third party lenders, as well as, access the both the public and private capital markets when and where available. Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition. Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Acquisition

In July 2000, the Company acquired the assets and operations of a printing business for $31,000 for integration with its Media Force unit.  The acquisition was accounted for as a purchase and the operations are consolidated with those of the Company beginning July 1, 2000.

Due to a general decline in the commercial printing business subsequent to the terrorist attacks of September 11, 2001 and the corresponding softening of the United States economy, combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability. As such, the Company made the strategic decision to re-deploy its resources and discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003.

4.      Credit Card Cash Advances

The Company, through its Landrush Realty Corporation subsidiary unit, has cash advances from a credit card outstanding at December 31, 2000 of $38,418.  These advances bear interest at 19.8% per annum as of December 31, 2000.  As of December 31, 2000, the Company discontinued active use and/or further cash advances from said credit card as a funding source. However, said credit card balance outstanding shall continue to accrue annual interest payable at 19.8 per annum.  For the period ended December 31, 2003, interest payable on the credit card principal balance outstanding was $26,322.

On November 22, 2004, the Company’s principal officer reached agreement with credit card provider to restructure the annual interest rate charge, charged on the annual outstanding card balance, from 19.8% per annum to 5% per annum and convert the repayment term of said current outstanding credit card balance to a 10 year term with a maturity date of November 22, 2014.  Per the terms of the agreement, the Company many repay the full outstanding credit card balance, with accrued interest, at any time prior to the maturity date of November 22, 2014.  As of December 31, 2004, the Company re-classified and recorded the existing outstanding credit card balance, with accrued interest payable, as a long term liability of the Company.

5% Credit Card Loan; due November 22, 2014; payable in full at maturity with accrued interest		$38,418

Interest Payable for the Period ended December 31, 2007	$3,747
Accrued Interest Payable through the Period ended December 31, 2007		40,274

Total Principal and Accrued Interest Due - as of December 31, 2007		$78,692

5.      Advances from Stockholder

The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Company. For the period ended December 31, 2007, advances from stockholder outstanding was $8,720.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      Stockholders’ Loans

The Company has received unsecured loans from stockholders in the following original dates and amounts; interest rates and maturity dates:

8.50% loan dated May 22, 2000, due June 2003, payable in monthly installments of $616 beginning June 2000.	$19,514

8.50% loan dated June 28, 2000, due July 2002, payable in monthly installments of $327 beginning August 2000.	7,200
$26,714

Aggregate maturities or stockholder loans at December 31, 2000 are due in future years as follows:

2001	$14,653
2002	9,045
2003	3,016
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding.  As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified and recorded for the period as a long term liabilities of the Company.  For the period ended December 31, 2007, stockholder loans outstanding, including accrued interest, was $31,252.

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest		$26,714

Interest Payable for the Period ended December 31, 2007	$1,202
Accrued Interest Payable through the Period ended December 31, 2007		4,538

Total Principal and Accrued Interest Due - as of December 31, 2007		$31,252

7.      Employee Stock Ownership Plan and Note Receivable

The Company has an Employees Stock Ownership Plan (“ESOP” or the “Plan”), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement.  The Plan provides for an allocation of Company stock to each participant’s account of the greater of 15% or the maximum percentage allowable of participants’ eligible compensation.  No shares have been allocated as of December 31, 2006 as there has been no compensation to employees.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 11, 1998 the Company sold 15,000,000 shares of its Class A common stock directly to the ESOP Trust at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note.  The promissory note was issued together with a security agreement fully collateralized by 15,000,000 shares of the Company’s common stock held by the ESOP Trust. The promissory note has a “liquidating call provision” which may be invoked by the Company or the note holder. The liquidating call provision gives the Company or the note holder the “demand right” to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP Trust, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share. The initial face value of the promissory note has been recorded in the stockholders’ equity section of the accompanying balance sheet.

On November 14, 2001 and November 15, 2001 respectively, the ESOP Plan Trust sold 10,000 shares, on each day, of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $169.97.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.

On May 13, 2004, the ESOP Plan Trust sold 1,500,000 shares of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $117.49.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.

Shares of the Company’s Class A; common stock sold by the ESOP Plan were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against Note Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
05/13/2004	1,500,000	$117.49	$117.49
			Total $ 287.46

For the period ended December 31, 2007, ESOP Note Receivable balance outstanding was $50,099,712.

8.      Stockholders’ Equity

Preferred Stock
On November 1, 1994, the Company issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

The holders of the preferred stock are entitled to receive out of legally available funds of the Company, dividends at an annual rate of $0.0725 per share or $72,500 annually, payable quarterly in arrears, on a cumulative basis.  Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Company has no surplus from which dividends can legally be paid.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has authorized but unissued, 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Company’s board of directors.

Cumulative dividends in arrears as of December 31, 2007 are $965,414

Common Stock
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

On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis.  The aggregate number of the Class A; no par value; common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

On May 8, 1998, the Company sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks. In order to facilitate the acquisition of certain assets and equipment, essential operational personnel and working capital, the Company agreed to issue 1,500,000 shares of its common stock to the JV Group in exchange for certain future master development rights and management control of the current JV Group or any of its future successors, if any.

On January 25, 2001, the Company entered into a website design, marketing and E-Business development services agreement related to the development and implementation of the Company’s corporate presence and E-Business relationships on the world wide web. In exchange for the delivery and full execution and implementation of said design, marketing, development and E-Business services, the Company agreed to issue 1,012,500 shares of its common stock.

In order to facilitate its growth and working capital requirements, the Company entered into a funding agreement with its SCOR Brands Inc. (“SCOR”) branded footwear subsidiary unit on August 1, 2001. Pursuant to said agreement, the Company agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate the private placement, pre-registration and pre-public market movement of SCOR common shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Company’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a NASD portal market designation for secondary market trading of the security on November 8, 2001.  The Company holds 29,233,334 shares of SCOR Brands, Inc.; 144A common stock or 97.4% of said common stock outstanding.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007, the Company had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

Stock Options
Effective December 1, 1998, the Company adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Company granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock.  The exercise price is $1.50 per share.  The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years.  Options of 100,000 shares of common stock were canceled during fiscal year 2000 while options for 100,000 common shares under the same option plan were granted to a third party consultant on July 1, 2000.  At December 31, 2000, 175,000 options are exercisable.  No options had been exercised as of December 31, 2000.  The Company has estimated the fair value of the options issued in 1998 to be immaterial at the date of grant.  The Company estimated the fair value of the options granted in 2000 to be approximately $97,000 at the date of grant. The Company recorded an expense of $30,100 for the effect of these options for the year ended December 31, 2000.

For the period ended December 31, 2007, the Company did not grant nor issue any additional stock options.

9.      Commitment

The Company has entered into a lease agreement for the printing shop operations.  The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

The Company’s lease agreement expired effective December 31, 2003.  As such, subsequent to the period ended December 31, 2003, the Company no longer recognized nor notated the value of said lease commitment on its balance sheet as a potential long term liability. At the expiration of said lease agreement for the period ended December 31, 2003, the Company leases its administration office accommodations on a month to month basis.  As of the period ended December 31, 2007, the Company has no current lease commitment for which it records a contingent liability.

10.                 Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, as measured on December 31, 2007, are as follows:

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash  and advances from stockholder – The fair values approximate carrying amounts because of the short maturity of those instruments.

Credit card cash advances and loans from stockholders – the fair values approximate carrying values due to the use of prevailing interest rates.

11.      Concentrations

While the Company generated operating expenses, revenues generated by the Company trailed operating expenses significantly for the period. The Company’s revenue for the period was generated primarily from its Media Force unit. During the period, the Company actively marketed, developed and pursued business for the Company and both its Media Force and SCOR units..

12.      Subsequent Events

Subsequent to the December 31, 2007 period end, the Company completed launch of its Media Force unit’s Black Financial News Network, online, website located at the Company owned domain: bfnnetwork.com.

Subsequent to December 2007, the Company officially completed development and design of its Dream League Football Association, league seal and team logos for each of its twenty (20) teams.

CITIZENS CAPITAL CORP.
(a development stage company)

4) Financial Statements for the year ended December 31, 2006.

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the period end December 31, 2006.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
December 2, 2010

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

December 31, 2006

CURRENT ASSETS:
Cash	$(16,358)
Accounts receivable	-
Total current assets	(16,358)

PROPERTY AND EQUIPMENT, net of accumulated depreciation	-

INTANGIBLE ASSETS, net	-

Total assets	$(16,358)

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-
Advances from stockholder	8,270
Total current liabilities	8,270

LONG TERM LIABILITIES:
Credit card cash advances – See Credit Card Advances (Note 4)	38,418
Interest Payable - See Credit Card Advances (Note 4)	36,527
Loans from stockholders	26,714
Interest Payable - See Stockholders’ Loan (Note 6)	3,336
Total long term liabilities

Total liabilities	$113,265

COMMITMENT (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225
Additional paid-in capital	48,800,166
Note receivable from ESOP	(50,099,712)
Deficit accumulated during the development stage	(310,302)
Total stockholders’ deficit	(129,623)

Total liabilities and stockholders’ deficit	$(16,358)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,						Period from Inception (March 12, 1991) to
	2006			2005			December 31, 2006

SALES		$-			$369		$177,586

COST OF SALES		-			-		37,398

OTHER INCOME/(LOSS)		-			-		(3,957)

GROSS MARGIN		-			369		122,629

GENERAL AND ADMINISTRATIVE EXPENSES		10,215			24,435		446,533

NET LOSS		$(10,215)			$(24,066)		$(310,302)

NET LOSS PER SHARE (basic and diluted)	$		*	$		*

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000)	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199)

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000)	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,069)	(108,766)

Net loss for year	-	-	-	-	-	-	(872)	(872)
BALANCES, December 31, 2002	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,941)	(109,638)

Net loss for year	-	-	-	-	-	-	(10,721)	(10,721)
BALANCES, December 31, 2003	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(272,662)	(120,359)

Contribution by stockholder during 2004					2,159			2,159

Principal Repayment by ESOP of Note Receivable during 2004	-	-	-	-	-	118	-	118

Net loss for year	-	-	-	-	-	-	(3,359)	(3,359)
BALANCES, December 31, 2004	1,000,000	1,000,000	48,022,500	480,225	48,774,067	(50,099,712)	(276,021)	(121,441)

Contribution by stockholder during 2005					18,929			18,929

Net loss for year	-	-	-	-	-	-	(24,066)	(24,066)
BALANCES, December 31, 2005	1,000,000	1,000,000	48,022,500	480,225	48,792,996	(50,099,712)	(300,087)	(126,578)

Contribution by stockholder during 2006					7,170			7,170

Net loss for year							(10,215)	(10,215)
BALANCES, December 31, 2006	1,000,000	$1,000,000	48,022,500	$480,225	$48,800,166	$(50,099,712)	$(310,302)	$(129,623)

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception (March 12, 1991) to
	2006	2005	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(10,215)	$(24,066)	$(310,302)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	7,170	18,929	123,341
Services paid for with stock and options	-	-	40,225
Depreciation and amortization	-	-	14,722
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	-	-	-
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable – Credit card cash advances	3,569	3,399	36,527
Increase (decrease) in interest payable – Stockholders’ Loans	1,156	1,111	3,336
Net cash (provided) used by operating activities	1,680	(627)	(53,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Payment for intangible assets	-	-	(400)
Sale/Disposal of equipment	-	-	20,242
Net cash used by investing activities	-	-	(14,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Stockholders Loans	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv. by ESOP	-	-	288
Net cash provided by financing activities	-	-	52,097

NET INCREASE/DECREASE IN CASH	1,680	(627)	(16,358)

CASH, beginning of period	(18,038)	(17,411)	-

CASH, end of period	$(16,358)	$(18,038)	$(16,358)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General and Summary of Significant Accounting Policies

Company Background
Citizens Capital Corp. (the “Company”) is a development stage holding company with plans to target, evaluate and pursue specific acquisition candidates or joint venture and/or internally develop operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Company’s plans contemplate operating in the following three market segments:  1) residential mortgage loan marketing, commercial and residential real estate investment and development; 2) news print publishing and 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries: Landrush Realty Corporation (“Landrush”); Media Force Sports & Entertainment, Inc. (“Media Force”); and SCOR Brands, Inc. (“SCOR”).  Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures. In 2000, the Company acquired the assets of a printing business for integration into its Media Force unit and the Company primarily through this unit began to generate revenues.

During 1999, the Company registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A; common stock for secondary market trading. The 39,500,000 common shares include the 15,000,000 common shares currently held by the Company’s ESOP Trust (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks.

During the Company’s 2006 fiscal year, the Company’s Media Force unit moved to transform its Media Force unit’s Black Financial News magazine publication into the Black Financial News Network, a digital, online, broadband based video property and thereby reduce and eliminate the monthly printing and production cost of producing a periodic magazine publication.  In conjunction with its Media Force unit’s Black Financial News Network, Media Force also developed an affiliated Black Financial News Network website, a digital news, information and advertising platform at: bfnnetwork.com

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Property and Equipment
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

Due to a general decline in the commercial printing business combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability, As such, the Company made the strategic decision to discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003 resulting in the retirement and elimination of all related equipment at the depreciated value of $20,242.  As such, the Company experienced a loss of $10,758 related to the disposition of said equipment which was reflected and charged to the Company’s income for the period ended December 31, 2003.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the Company elected to discontinue its Media Force unit’s in house, commercial printing operation, the Company’s Media Force unit continues to produce, on an outsource basis going forward, its Black Financial News® magazine publication.  Further, the Company’s Media Force unit continues to offered and provide several commercial printing products and services, to existing customers, on an outsourced, brokered basis for the period ended December 31, 2003.

Intangible Assets
The Company, through its interest in Landrush Realty Corporation, owns the registered trademark, distribution and exclusive marketing rights to The Texas Home Equity ReFund®, The Cash-Out Mortgage ReFinancer® and The Home Equity Cashier® home equity product marks.

The Company, through its interest in Media Force Sports & Entertainment Inc, owns the registered trademark, distribution and exclusive marketing rights to the Black Financial-News® magazine publication.

The Company, through its interest in SCOR Brands Inc., owns the registered trademark, distribution and exclusive marketing rights to the SCOR® brand line of athletic shoes and apparel.

The Company accounts for the value of the trademarked products and the corresponding exclusive marketing and distribution rights based on the registration costs, which totaled $400.  This intangible asset was fully amortized on a straight line basis.

Loss Per Share
Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.  Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration.  However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants.  Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. The Company had 400,000 common equivalent shares which were antidilutive in all periods presented.

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the years ended December 31, 2006 and 2005, respectively.

Income Taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved.  The Company had no material deferred tax liabilities. The Company’s NOL at December 31, 2006 was approximately $232,726 and it expires through the year 2020.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

2.      Plan of Operation for the 2007 Fiscal Year

The Company’s plan of operation for the 2007 fiscal year is to: (1) complete transformation of its Media Force unit’s Black Financial News magazine publication into the Black Financial News Network, a digital, broadband video based broadcast property and thereby eliminate the printing and production cost of producing a periodic magazine publication. Further, the Company’s Media Force unit intends to further the development of its Black Financial News Network affiliated online, website located and operated at the Company owned internet domain of: bfnnetwork.com.

The Company intends to commence development of the Dream League Football Association (DLFA), a professional football league projected to have twenty (20) teams located in twenty (20) of the top consumer markets in North America. The Dream League Football Association is also intended to serve as material, sports media broadcast content. The Dream League Football Association players are projected and intended to wear the Company’s SCOR Brands unit’s SCOR brand footwear as the official shoe of the Dream League Football Association.

The Company’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Company intends to continue to look for opportunities to produce and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates. The Company’s cash requirements have been funded to date by its principal stockholder. The Company anticipates a reduction in the working capital needed to facilitate its Media Force unit’s Black Financial News property once said property is converted into a digital, online, broadband video based property and place initial production orders of its SCOR brand footwear product and to further the start up and implementation phase of its plans, as well as, to cover working capital requirements for its current operations. Further, the Company generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Company intends to attempt to borrow these funds from affiliates of the Company and third party lenders, as well as, access the both the public and private capital markets when and where available. Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition. Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Acquisition

In July 2000, the Company acquired the assets and operations of a printing business for $31,000 for integration with its Media Force unit.  The acquisition was accounted for as a purchase and the operations are consolidated with those of the Company beginning July 1, 2000.

Due to a general decline in the commercial printing business subsequent to the terrorist attacks of September 11, 2001 and the corresponding softening of the United States economy, combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability. As such, the Company made the strategic decision to re-deploy its resources and discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003.

4.      Credit Card Cash Advances

The Company, through its Landrush Realty Corporation subsidiary unit, has cash advances from a credit card outstanding at December 31, 2000 of $38,418.  These advances bear interest at 19.8% per annum as of December 31, 2000.  As of December 31, 2000, the Company discontinued active use and/or further cash advances from said credit card as a funding source. However, said credit card balance outstanding shall continue to accrue annual interest payable at 19.8 per annum.  For the period ended December 31, 2003, interest payable on the credit card principal balance outstanding was $26,322.

On November 22, 2004, the Company’s principal officer reached agreement with credit card provider to restructure the annual interest rate charge, charged on the annual outstanding card balance, from 19.8% per annum to 5% per annum and convert the repayment term of said current outstanding credit card balance to a 10 year term with a maturity date of November 22, 2014.  Per the terms of the agreement, the Company many repay the full outstanding credit card balance, with accrued interest, at any time prior to the maturity date of November 22, 2014.  As of December 31, 2004, the Company re-classified and recorded the existing outstanding credit card balance, with accrued interest payable, as a long term liability of the Company.

5% Credit Card Loan; due November 22, 2014; payable in full at maturity with accrued interest		$38,418

Interest Payable for the Period ended December 31, 2006	$3,569
Accrued Interest Payable through the Period ended December 31, 2006		36,527

Total Principal and Accrued Interest Due - as of December 31, 2006		$74,945

5.      Advances from Stockholder

The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Company. For the period ended December 31, 2006, advances from stockholder outstanding was $8,720.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      Stockholders’ Loans

The Company has received unsecured loans from stockholders in the following original dates and amounts; interest rates and maturity dates:

8.50% loan dated May 22, 2000, due June 2003, payable in monthly installments of $616 beginning June 2000.	$19,514

8.50% loan dated June 28, 2000, due July 2002, payable in monthly installments of $327 beginning August 2000.	7,200
$26,714

Aggregate maturities or stockholder loans at December 31, 2000 are due in future years as follows:

2001	$14,653
2002	9,045
2003	3,016
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding.  As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified and recorded for the period as a long term liabilities of the Company.  For the period ended December 31, 2006, stockholder loans outstanding, including accrued interest, was $30,050.

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest		$26,714

Interest Payable for the Period ended December 31, 2006	$1,156
Accrued Interest Payable through the Period ended December 31, 2006		3,336

Total Principal and Accrued Interest Due - as of December 31, 2006		$30,050

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      Employee Stock Ownership Plan and Note Receivable

The Company has an Employees Stock Ownership Plan (“ESOP” or the “Plan”), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement.  The Plan provides for an allocation of Company stock to each participant’s account of the greater of 15% or the maximum percentage allowable of participants’ eligible compensation.  No shares have been allocated as of December 31, 2006 as there has been no compensation to employees.

On May 11, 1998 the Company sold 15,000,000 shares of its Class A common stock directly to the ESOP Trust at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note.  The promissory note was issued together with a security agreement fully collateralized by 15,000,000 shares of the Company’s common stock held by the ESOP Trust. The promissory note has a “liquidating call provision” which may be invoked by the Company or the note holder. The liquidating call provision gives the Company or the note holder the “demand right” to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP Trust, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share. The initial face value of the promissory note has been recorded in the stockholders’ equity section of the accompanying balance sheet.

On November 14, 2001 and November 15, 2001 respectively, the ESOP Plan Trust sold 10,000 shares, on each day, of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $169.97.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.

On May 13, 2004, the ESOP Plan Trust sold 1,500,000 shares of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $117.49.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.

Shares of the Company’s Class A; common stock sold by the ESOP Plan were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against Note Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
05/13/2004	1,500,000	$117.49	$117.49
			Total $ 287.46

For the period ended December 31, 2006, ESOP Note Receivable balance outstanding was $50,099,712.

8.      Stockholders’ Equity

Preferred Stock
On November 1, 1994, the Company issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of the preferred stock are entitled to receive out of legally available funds of the Company, dividends at an annual rate of $0.0725 per share or $72,500 annually, payable quarterly in arrears, on a cumulative basis.  Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Company has no surplus from which dividends can legally be paid.

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

The Company has authorized but unissued, 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Company’s board of directors.

Cumulative dividends in arrears as of December 31, 2006 are $892,914.

Common Stock
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

On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis.  The aggregate number of the Class A; no par value; common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

On May 8, 1998, the Company sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks. In order to facilitate the acquisition of certain assets and equipment, essential operational personnel and working capital, the Company agreed to issue 1,500,000 shares of its common stock to the JV Group in exchange for certain future master development rights and management control of the current JV Group or any of its future successors, if any.

On January 25, 2001, the Company entered into a website design, marketing and E-Business development services agreement related to the development and implementation of the Company’s corporate presence and E-Business relationships on the world wide web. In exchange for the delivery and full execution and implementation of said design, marketing, development and E-Business services, the Company agreed to issue 1,012,500 shares of its common stock.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In order to facilitate its growth and working capital requirements, the Company entered into a funding agreement with its SCOR Brands Inc. (“SCOR”) branded footwear subsidiary unit on August 1, 2001. Pursuant to said agreement, the Company agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate the private placement, pre-registration and pre-public market movement of SCOR common shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Company’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a NASD portal market designation for secondary market trading of the security on November 8, 2001.  The Company holds 29,233,334 shares of SCOR Brands, Inc.; 144A common stock or 97.4% of said common stock outstanding.

As of December 31, 2006, the Company had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

Stock Options
Effective December 1, 1998, the Company adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Company granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock.  The exercise price is $1.50 per share.  The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years.  Options of 100,000 shares of common stock were canceled during fiscal year 2000 while options for 100,000 common shares under the same option plan were granted to a third party consultant on July 1, 2000.  At December 31, 2000, 175,000 options are exercisable.  No options had been exercised as of December 31, 2000.  The Company has estimated the fair value of the options issued in 1998 to be immaterial at the date of grant.  The Company estimated the fair value of the options granted in 2000 to be approximately $97,000 at the date of grant.  The Company recorded an expense of $30,100 for the effect of these options for the year ended December 31, 2000.

For the period ended December 31, 2006, the Company did not grant nor issue any additional stock options.

9.      Commitment

The Company has entered into a lease agreement for the printing shop operations.  The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

The Company’s lease agreement expired effective December 31, 2003.  As such, subsequent to the period ended December 31, 2003, the Company no longer recognized nor notated the value of said lease commitment on its balance sheet as a potential long term liability. At the expiration of said lease agreement for the period ended December 31, 2003, the Company leases its administration office accommodations on a month to month basis.  As of the period ended December 31, 2006, the Company has no current lease commitment for which it records a contingent liability.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, as measured on December 31, 2006, are as follows:

Cash  and advances from stockholder – The fair values approximate carrying amounts because of the short maturity of those instruments.

Credit card cash advances and loans from stockholders – the fair values approximate carrying values due to the use of prevailing interest rates.

11.      Concentrations

While the Company generated operating expenses, the Company did not generate revenue for the period. However, the Company actively marketed, developed and pursued business for the Company and both its Media Force and SCOR units. Financial instruments that might subject the Company to credit risk are primarily credit card loans outstanding.

12.     Subsequent Events

Subsequent to the December 31, 2006 period end, the Company continued forward with the development, transformation and implementation of its Media Force unit’s Black Financial News Network, a digital, online, broadband video based property and thereby reduce and eliminate the printing and production cost of producing a periodic magazine publication.

In January 2007, the Company officially initiated development of the Dream League Football Association, a twenty (20) team professional football league with teams projected to be located in twenty (20) of the top consumer markets in North America.

CITIZENS CAPITAL CORP.
(a development stage company)

5) Financial Statements for the year ended December 31, 2005.

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the period end December 31, 2005.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
December 1, 2010

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET

December 31, 2005

CURRENT ASSETS:
Cash	$(18,038)
Accounts receivable	-
Total current assets	(18,038)

PROPERTY AND EQUIPMENT, net of accumulated depreciation	-

INTANGIBLE ASSETS, net	-

Total assets	$(18,038)

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-
Advances from stockholder	8,270
Total current liabilities	8,270

LONG TERM LIABILITIES:
Credit card cash advances – See Credit Card Advances (Note 4)	38,418
Interest Payable - See Credit Card Advances (Note 4)	32,958
Loans from stockholders	26,714
Interest Payable - See Stockholders’ Loan (Note 6)	2,180
Total long term liabilities	100,270

Total liabilities	$108,540

COMMITMENT (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225
Additional paid-in capital	48,792,996
Note receivable from ESOP	(50,099,712)
Deficit accumulated during the development stage	(300,087)
Total stockholders’ deficit	(126,578)

Total liabilities and stockholders’ deficit	$(18,038)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,						Period from Inception (March 12, 1991) to
	2005			2004			December 31, 2005

SALES		$369			$-		$177,586

COST OF SALES		-			-		37,398

OTHER INCOME/(LOSS)		-					(3,957)

GROSS MARGIN		369			-		122,629

GENERAL AND ADMINISTRATIVE EXPENSES		24,435			3,359		436,318

NET LOSS		$(24,066)			$(3,359)		$(300,087)

NET LOSS PER SHARE (basic and diluted)	$		*	$		*

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000)	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199)

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000)	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,069)	(108,766)

Net loss for year	-	-	-	-	-	-	(872)	(872)
BALANCES, December 31, 2002	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,941)	(109,638)

Net loss for year	-	-	-	-	-	-	(10,721)	(10,721)
BALANCES, December 31, 2003	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(272,662)	(120,359)

Contribution by stockholder during 2004					2,159			2,159

Principal Repayment by ESOP of Note Receivable during 2004	-	-	-	-	-	118	-	118

Net loss for year	-	-	-	-	-	-	(3,359)	(3,359)
BALANCES, December 31, 2004	1,000,000	1,000,000	48,022,500	480,225	48,774,067	(50,099,712)	(276,021)	(121,441)

Contribution by stockholder during 2005					18,929			18,929

Net loss for year							(24,066)	(24,066)
BALANCES, December 31, 2005	1,000,000	$1,000,000	48,022,500	$480,225	$48,792,996	$(50,099,712)	$(300,087)	$(126,578)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception (March 12, 1991) to
	2005	2004	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(24,066)	$(3,359)	$(300,087)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	18,929	2,159	116,171
Services paid for with stock and options	-	-	40,225
Depreciation and amortization	-	-	14,722
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	-	-	-
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable – Credit card cash advances	3,399	3,237	32,958
Increase (decrease) in interest payable – Stockholders’ Loans	1,111	1,069	2,180
Net cash (provided) used by operating activities	(627)	3,106	(55,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Payment for intangible assets	-	-	(400)
Sale/Disposal of equipment	-	-	20,242
Net cash used by investing activities	-	-	(14,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Stockholders Loans	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv. by ESOP	-	118	288
Net cash provided by financing activities	-	118	52,097

NET INCREASE/DECREASE IN CASH	(627)	3,106	(18,038)

CASH, beginning of period	(17,411)	(20,635)	-

CASH, end of period	$(18,038)	$(17,411)	$(18,038)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General and Summary of Significant Accounting Policies

Company Background
Citizens Capital Corp. (the “Company”) is a development stage holding company with plans to target, evaluate and pursue specific acquisition candidates or joint venture and/or internally develop operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Company’s plans contemplate operating in the following three market segments:  1) residential mortgage loan marketing, commercial and residential real estate investment and development; 2) news print publishing and 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries: Landrush Realty Corporation (“Landrush”); Media Force Sports & Entertainment, Inc. (“Media Force”); and SCOR Brands, Inc. (“SCOR”).  Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures. In 2000, the Company acquired the assets of a printing business for integration into its Media Force unit and the Company primarily through this unit began to generate revenues.

During 1999, the Company registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A; common stock for secondary market trading. The 39,500,000 common shares include the 15,000,000 common shares currently held by the Company’s ESOP Trust (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Property and Equipment
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

Due to a general decline in the commercial printing business combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability, As such, the Company made the strategic decision to discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003 resulting in the retirement and elimination of all related equipment at the depreciated value of $20,242.  As such, the Company experienced a loss of $10,758 related to the disposition of said equipment which was reflected and charged to the Company’s income for the period ended December 31, 2003.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the Company elected to discontinue its Media Force unit’s in house, commercial printing operation, the Company’s Media Force unit continues to produce, on an outsource basis going forward, its Black Financial News® magazine publication.  Further, the Company’s Media Force unit continues to offered and provide several commercial printing products and services, to existing customers, on an outsourced, brokered basis for the period ended December 31, 2003.

Intangible Assets
The Company, through its interest in Landrush Realty Corporation, owns the registered trademark, distribution and exclusive marketing rights to The Texas Home Equity ReFund®, The Cash-Out Mortgage ReFinancer® and The Home Equity Cashier® home equity product marks.

The Company, through its interest in Media Force Sports & Entertainment Inc, owns the registered trademark, distribution and exclusive marketing rights to the Black Financial-News® magazine publication.

The Company, through its interest in SCOR Brands Inc., owns the registered trademark, distribution and exclusive marketing rights to the SCOR® brand line of athletic shoes and apparel.

The Company accounts for the value of the trademarked products and the corresponding exclusive marketing and distribution rights based on the registration costs, which totaled $400.  This intangible asset is amortized on a straight line basis over ten years.

Loss Per Share
Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.  Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration. However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants.  Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. The Company had 400,000 common equivalent shares which were antidilutive in all periods presented.

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the years ended December 31, 2005 and 2004, respectively.

Income Taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved.  The Company had no material deferred tax liabilities.  The Company’s NOL at December 31, 2005 was approximately $225,066 and it expires through the year 2020.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

2.      Plan of Operation for the 2006 Fiscal Year

The Company’s plan of operation for the 2006 fiscal year is to: (1) transform its Media Force unit’s Black Financial News magazine publication into a digital, online, broadband video based property and thereby reduce and eliminate the printing and production cost of producing a periodic magazine publication. The Company’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Company intends to continue to look for opportunities to produce and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates.  The Company’s cash requirements have been funded to date by its principal stockholder. The Company anticipates a reduction in the working capital needed to facilitate its Media Force unit’s Black Financial News magazine publication once said publication is converted into a digital, online, broadband video based property and place initial production orders of its SCOR brand footwear product and to further the start up and implementation phase of its plans, as well as, to cover working capital requirements over the next year for its current operations. Further, the Company generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Company intends to attempt to borrow these funds from affiliates of the Company and third party lenders, as well as, access the both the public and private capital markets when and where available. Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition.  Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

3.    Acquisition

In July 2000, the Company acquired the assets and operations of a printing business for $31,000 for integration with its Media Force unit.  The acquisition was accounted for as a purchase and the operations are consolidated with those of the Company beginning July 1, 2000.

Due to a general decline in the commercial printing business subsequent to the terrorist attacks of September 11, 2001 and the corresponding softening of the United States economy, combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability. As such, the Company made the strategic decision to re-deploy its resources and discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      Credit Card Cash Advances

The Company, through its Landrush Realty Corporation subsidiary unit, has cash advances from a credit card outstanding at December 31, 2000 of $38,418.  These advances bear interest at 19.8% per annum as of December 31, 2000.  As of December 31, 2000, the Company discontinued active use and/or further cash advances from said credit card as a funding source. However, said credit card balance outstanding shall continue to accrue annual interest payable at 19.8 per annum.  For the period ended December 31, 2003, interest payable on the credit card principal balance outstanding was $26,322.

On November 22, 2004, the Company’s principal officer reached agreement with credit card provider to restructure the annual interest rate charge, charged on the annual outstanding card balance, from 19.8% per annum to 5% per annum and convert the repayment term of said current outstanding credit card balance to a 10 year term with a maturity date of November 22, 2014.  Per the terms of the agreement, the Company many repay the full outstanding credit card balance, with accrued interest, at any time prior to the maturity date of November 22, 2014.  As of December 31, 2004, the Company re-classified and recorded the existing outstanding credit card balance, with accrued interest payable, as a long term liability of the Company.

5% Credit Card Loan; due November 22, 2014; payable in full at maturity with accrued interest		$38,418

Interest Payable for the Period ended December 31, 2005	$3,399
Accrued Interest Payable through the Period ended December 31, 2005		32,958

Total Principal and Accrued Interest Due - as of December 31, 2005		$71,376

5.      Advances from Stockholder

The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Company. For the period ended December 31, 2005, advances from stockholder outstanding was $8,720.

6.      Stockholders’ Loans

The Company has received unsecured loans from stockholders in the following original dates and amounts; interest rates and maturity dates:

8.50% loan dated May 22, 2000, due June 2003, payable in monthly installments of $616 beginning June 2000.	$19,514

8.50% loan dated June 28, 2000, due July 2002, payable in monthly installments of $327 beginning August 2000.	7,200
$26,714

Aggregate maturities or stockholder loans at December 31, 2000 are due in future years as follows:

2001	$14,653
2002	9,045
2003	3,016
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding.  As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified and recorded for the period as a long term liabilities of the Company.  For the period ended December 31, 2005, stockholder loans outstanding, including accrued interest, was $28,894.

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest		$26,714

Interest Payable for the Period ended December 31, 2005	$1,111
Accrued Interest Payable through the Period ended December 31, 2005		2,180

Total Principal and Accrued Interest Due - as of December 31, 2005		$28,894

7.      Employee Stock Ownership Plan and Note Receivable

The Company has an Employees Stock Ownership Plan (“ESOP” or the “Plan”), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement.  The Plan provides for an allocation of Company stock to each participant’s account of the greater of 15% or the maximum percentage allowable of participants’ eligible compensation.  No shares have been allocated as of December 31, 2005 as there has been no compensation to employees.

On May 11, 1998 the Company sold 15,000,000 shares of its Class A common stock directly to the ESOP Trust at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note.  The promissory note was issued together with a security agreement fully collateralized by 15,000,000 shares of the Company’s common stock held by the ESOP Trust. The promissory note has a “liquidating call provision” which may be invoked by the Company or the note holder. The liquidating call provision gives the Company or the note holder the “demand right” to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP Trust, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share. The initial face value of the promissory note has been recorded in the stockholders’ equity section of the accompanying balance sheet.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 14, 2001 and November 15, 2001 respectively, the ESOP Plan Trust sold 10,000 shares, on each day, of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $169.97.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.

On May 13, 2004, the ESOP Plan Trust sold 1,500,000 shares of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $117.49.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.

Shares of the Company’s Class A; common stock sold by the ESOP Plan were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against Note Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
05/13/2004	1,500,000	$117.49	$117.49
			Total $ 287.46

For the period ended December 31, 2005, ESOP Note Receivable balance outstanding was $50,099,712.

8.      Stockholders’ Equity

Preferred Stock
On November 1, 1994, the Company issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

The holders of the preferred stock are entitled to receive out of legally available funds of the Company, dividends at an annual rate of $0.0725 per share or $72,500 annually, payable quarterly in arrears, on a cumulative basis.  Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Company has no surplus from which dividends can legally be paid.

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

The Company has authorized but unissued, 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Company’s board of directors.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative dividends in arrears as of December 31, 2005 are $820,414.

Common Stock
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

On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis.  The aggregate number of the Class A; no par value; common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

On May 8, 1998, the Company sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks. In order to facilitate the acquisition of certain assets and equipment, essential operational personnel and working capital, the Company agreed to issue 1,500,000 shares of its common stock to the JV Group in exchange for certain future master development rights and management control of the current JV Group or any of its future successors, if any.

On January 25, 2001, the Company entered into a website design, marketing and E-Business development services agreement related to the development and implementation of the Company’s corporate presence and E-Business relationships on the world wide web. In exchange for the delivery and full execution and implementation of said design, marketing, development and E-Business services, the Company agreed to issue 1,012,500 shares of its common stock.

In order to facilitate its growth and working capital requirements, the Company entered into a funding agreement with its SCOR Brands Inc. (“SCOR”) branded footwear subsidiary unit on August 1, 2001. Pursuant to said agreement, the Company agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate the private placement, pre-registration and pre-public market movement of SCOR common shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Company’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a NASD portal market designation for secondary market trading of the security on November 8, 2001.  The Company holds 29,233,334 shares of SCOR Brands, Inc.; 144A common stock or 97.4% of said common stock outstanding.

As of December 31, 2005, the Company had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
Effective December 1, 1998, the Company adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Company granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock.  The exercise price is $1.50 per share.  The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years.  Options of 100,000 shares of common stock were canceled during fiscal year 2000 while options for 100,000 common shares under the same option plan were granted to a third party consultant on July 1, 2000.  At December 31, 2000, 175,000 options are exercisable.  No options had been exercised as of December 31, 2000.  The Company has estimated the fair value of the options issued in 1998 to be immaterial at the date of grant.  The Company estimated the fair value of the options granted in 2000 to be approximately $97,000 at the date of grant.  The Company recorded an expense of $30,100 for the effect of these options for the year ended December 31, 2000.

For the period ended December 31, 2005, the Company did not grant nor issue any additional stock options.

9.      Commitment

The Company has entered into a lease agreement for the printing shop operations.  The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

The Company’s lease agreement expired effective December 31, 2003.  As such, subsequent to the period ended December 31, 2003, the Company no longer recognized nor notated the value of said lease commitment on its balance sheet as a potential long term liability. At the expiration of said lease agreement for the period ended December 31, 2003, the Company leases its administration office accommodations on a month to month basis.  As of the period ended December 31, 2005, the Company has no current lease commitment for which it records a contingent liability.

10.     Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, as measured on December 31, 2004, are as follows:

Cash, accounts receivable, accounts payable and advances from stockholder – The fair values approximate carrying amounts because of the short maturity of those instruments.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit card cash advances and loans from stockholders – the fair values approximate carrying values due to the use of prevailing interest rates.

11.      Concentrations

The Company is currently generating revenues primarily from only one market segment, its Media Force unit’s Black Financial News magazine publication. While the Company generated operating expenses, the Company did not generate significant revenue for the period. The Company actively marketed, developed and pursued business for the Company and both its Media Force and SCOR units. Financial instruments that might subject the Company to credit risk are primarily credit card loans outstanding.

12.     Subsequent Events

Subsequent to the December 31, 2005 period end, the Company continued forward with the development, transformation and implementation of its Media Force unit’s Black Financial News magazine publication into the Black Financial News Network, a digital, online, broadband video based property and thereby reduce and eliminate the printing and production cost of producing a periodic magazine publication.

6) Financial Statements for the period ended December 31, 2004.

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the period end December 31, 2004.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
November 20, 2010

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET

December 31, 2004

CURRENT ASSETS:
Cash		$(17,411)
Accounts receivable		-
Total current assets		(17,411)

PROPERTY AND EQUIPMENT, net of accumulated depreciation		-

INTANGIBLE ASSETS, net		-

Total assets		$(17,411)

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable		$-
Advances from stockholder		8,270
Total current liabilities		8,270

LONG TERM LIABILITIES:
Credit card cash advances – See Credit Card Advances (Note 4)		38,418
Interest Payable - See Credit Card Advances (Note 4)		29,559
Loans from stockholders		26,714
Interest Payable - See Stockholders’ Loan (Note 6)		1,069
Total long term liabilities		95,760

Total liabilities		$104,030

COMMITMENT (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding		1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)		480,225
Additional paid-in capital		48,774,067
Note receivable from ESOP		(50,099,712)
Deficit accumulated during the development stage		(276,021)
Total stockholders’ deficit		(121,441)

Total liabilities and stockholders’ deficit	$	(17,411)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,					Period from Inception (March 12, 1991) to
	2004			2003		December 31, 2004

SALES		$-			$7,054	$177,217

COST OF SALES		-			3,487	37,398

OTHER INCOME/(LOSS)					(10,758)	(3,957)

GROSS MARGIN		-			3,567	122,260

GENERAL AND ADMINISTRATIVE EXPENSES		3,359			3,530	411,883

NET LOSS		$(3,359)			$(10,721)	$(276,021)

NET LOSS PER SHARE (basic and diluted)	$		*	$	*

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000)	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199)

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000)	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,069)	(108,766)

Net loss for year	-	-	-	-	-	-	(872)	(872)
BALANCES, December 31, 2002	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,941)	(109,638)

Net loss for year	-	-	-	-	-	-	(10,721)	(10,721)
BALANCES, December 31, 2003	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(272,662)	(120,359)

Contribution by stockholder during 2004					2,159			2,159

Principal Repayment by ESOP of Note Receivable during 2004	-	-	-	-	-	118	-	118

Net loss for year							(3,359)	(3,359)
BALANCES, December 31, 2004	1,000,000	$1,000,000	48,022,500	$480,225	$48,774,067	$(50,099,712)	$(276,021)	$(121,441)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception (March 12, 1991) to
	2004	2003	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(3,359)	$(10,721)	$(276,021)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	2,159	-	97,242
Services paid for with stock and options	-	-	40,225
Depreciation and amortization	-	2,249	14,722
(Increase) decrease in accounts receivable	-	692	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	-	(34,550)	-
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable – Credit card cash advances	3,237	10,337	29,559
Increase (decrease) in interest payable – Stockholders’ Loans	1,069	-	1,069
Net cash (provided) used by operating activities	3,106	(31,993)	(54,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Payment for intangible assets	-	-	(400)
Sale/Disposal of equipment	-	20,242	20,242
Net cash used by investing activities	-	20,242	(14,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Stockholders Loans	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv. by ESOP	118	-	288
Net cash provided by financing activities	118	-	52,097

NET INCREASE/DECREASE IN CASH	3,106	(11,751)	(17,411)

CASH, beginning of period	(20,635)	(8,884)	-

CASH, end of period	$(17,411)	$(20,635)	$(17,411)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General and Summary of Significant Accounting Policies

Company Background
Citizens Capital Corp. (the “Company”) is a development stage holding company with plans to target, evaluate and pursue specific acquisition candidates or joint venture and/or internally develop operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Company’s plans contemplate operating in the following three market segments:  1) residential mortgage loan marketing, commercial and residential real estate investment and development; 2) news print publishing and 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries: Landrush Realty Corporation (“Landrush”); Media Force Sports & Entertainment, Inc. (“Media Force”); and SCOR Brands, Inc. (“SCOR”).  Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures. In 2000, the Company acquired the assets of a printing business for integration into its Media Force unit and the Company primarily through this unit began to generate revenues.

During 1999, the Company registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A; common stock for secondary market trading. The 39,500,000 common shares include the 15,000,000 common shares currently held by the Company’s ESOP Trust (see Note 6).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Property and Equipment
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

Due to a general decline in the commercial printing business combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability, As such, the Company made the strategic decision to discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003 resulting in the retirement and elimination of all related equipment at the depreciated value of $20,242. As such, the Company experienced a loss of $10,758 related to the disposition of said equipment which was reflected and charged to the Company’s income for the period ended December 31, 2003.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the Company elected to discontinue its Media Force unit’s in house, commercial printing operation, the Company’s Media Force unit continues to produce, on an outsource basis going forward, its Black Financial News® magazine publication.  Further, the Company’s Media Force unit continues to offered and provide several commercial printing products and services, to existing customers, on an outsourced, brokered basis for the period ended December 31, 2003.

Intangible Assets
The Company, through its interest in Landrush Realty Corporation, owns the registered trademark, distribution and exclusive marketing rights to The Texas Home Equity ReFund®, The Cash-Out Mortgage ReFinancer® and The Home Equity Cashier® home equity product marks.

The Company, through its interest in Media Force Sports & Entertainment Inc, owns the registered trademark, distribution and exclusive marketing rights to the Black Financial-News® magazine publication.

The Company, through its interest in SCOR Brands Inc., owns the registered trademark, distribution and exclusive marketing rights to the SCOR® brand line of athletic shoes and apparel.

The Company accounts for the value of the trademarked products and the corresponding exclusive marketing and distribution rights based on the registration costs, which totaled $400. This intangible asset is amortized on a straight line basis over ten years.

Loss Per Share
Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.  Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share takes common equivalent shares into consideration.  However, common equivalent shares are not considered if their effect is antidilutive.  Common stock equivalents consist of outstanding stock options and warrants.  Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. The Company had 400,000 common equivalent shares which were antidilutive in all periods presented.

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the years ended December 31, 2004 and 2003, respectively.

Income Taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved.  The Company had no material deferred tax liabilities.  The Company’s NOL at December 31, 2004 was approximately $207,016 and it expires through the year 2020.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

2.      Plan of Operation for the 2005 Fiscal Year

The Company’s plan of operation for the 2005 fiscal year is to: (1) further the development and operations of its Media Force unit’s Black Financial News magazine publication.  The Company’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Company intends to continue to look for opportunities to produce and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates.  The Company’s cash requirements have been funded to date by its principal stockholder. The Company anticipates approximately $100,000 of cash will be needed to facilitate further development of its Media Force unit’s Black Financial News magazine publication and place initial production orders of its SCOR brand footwear product and to further the start up and implementation phase of its plans, as well as, to cover working capital requirements over the next year for its current operations.  Further, the Company generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Company intends to attempt to borrow these funds from affiliates of the Company and third party lenders, as well as, access the both the public and private capital markets when and where available. Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition.  Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

3.    Acquisition

In July 2000, the Company acquired the assets and operations of a printing business for $31,000 for integration with its Media Force unit.  The acquisition was accounted for as a purchase and the operations are consolidated with those of the Company beginning July 1, 2000.

Due to a general decline in the commercial printing business subsequent to the terrorist attacks of September 11, 2001 and the corresponding softening of the United States economy, combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability. As such, the Company made the strategic decision to re-deploy its resources and discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      Credit Card Cash Advances
The Company, through its Landrush Realty Corporation subsidiary unit, has cash advances from a credit card outstanding at December 31, 2000 of $38,418.  These advances bear interest at 19.8% per annum as of December 31, 2000.  As of December 31, 2000, the Company discontinued active use and/or further cash advances from said credit card as a funding source. However, said credit card balance outstanding shall continue to accrue annual interest payable at 19.8 per annum.  For the period ended December 31, 2003, interest payable on the credit card principal balance outstanding was $26,322.

On November 22, 2004, the Company’s principal officer reached agreement with credit card provider to restructure the annual interest rate charge, charged on the annual outstanding card balance, from 19.8% per annum to 5% per annum and convert the repayment term of said current outstanding credit card balance to a 10 year term with a maturity date of November 22, 2014.  Per the terms of the agreement, the Company many repay the full outstanding credit card balance, with accrued interest, at any time prior to the maturity date of November 22, 2014.  As of December 31, 2004, the Company has re-classified and recorded the existing outstanding credit card balance, with accrued interest payable, as a long term liability of the Company.

5% Credit Card Loan; due November 22, 2014; payable in full at maturity with accrued interest		$38,418

Interest Payable for the Period ended December 31, 2004	$3,237
Accrued Interest Payable through the Period ended December 31, 2004		29,559

Total Principal and Interest Due - as of December 31, 2004		$67,977

5.      Advances from Stockholder

The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Company. For the period ended December 31, 2004, advances from stockholder outstanding was $8,720.

6.      Stockholders’ Loans

The Company has received unsecured loans from stockholders in the following original dates and amounts; interest rates and maturity dates:

8.50% loan dated May 22, 2000, due June 2003, payable in monthly installments of $616 beginning June 2000.	$19,514

8.50% loan dated June 28, 2000, due July 2002, payable in monthly installments of $327 beginning August 2000.	7,200
$26,714

Aggregate maturities or stockholder loans at December 31, 2000 are due in future years as follows:

2001	$14,653
2002	9,045
2003	3,016
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding. As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified and recorded for the period as a long term liabilities of the Company.  For the period ended December 31, 2004, stockholder loans outstanding, including accrued interest, was $27,783.

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest		$26,714

Interest Payable for the Period ended December 31, 2004	$1,069
Accrued Interest Payable through the Period ended December 31, 2004		1,069

Total Principal and Interest Due - as of December 31, 2004		$27,783

7.      Employee Stock Ownership Plan and Note Receivable

The Company has an Employees Stock Ownership Plan (“ESOP” or the “Plan”), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement.  The Plan provides for an allocation of Company stock to each participant’s account of the greater of 15% or the maximum percentage allowable of participants’ eligible compensation.  No shares have been allocated as of December 31, 2004 as there has been no compensation to employees.

On May 11, 1998 the Company sold 15,000,000 shares of its Class A common stock directly to the ESOP Trust at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note.  The promissory note was issued together with a security agreement fully collateralized by 15,000,000 shares of the Company’s common stock held by the ESOP Trust. The promissory note has a “liquidating call provision” which may be invoked by the Company or the note holder. The liquidating call provision gives the Company or the note holder the “demand right” to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP Trust, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share. The initial face value of the promissory note has been recorded in the stockholders’ equity section of the accompanying balance sheet.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 14, 2001 and November 15, 2001 respectively, the ESOP Plan Trust sold 10,000 shares, on each day, of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $169.97.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.

On May 13, 2004, the ESOP Plan Trust sold 1,500,000 shares of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $117.49.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.

Shares of the Company’s Class A; common stock sold by the ESOP Plan were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against Note Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
05/13/2004	1,500,000	$117.49	$117.49
			Total $287.46

For the period ended December 31, 2004, ESOP Note Receivable balance outstanding was $50,099,712.

8.      Stockholders’ Equity

Preferred Stock
On November 1, 1994, the Company issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

The holders of the preferred stock are entitled to receive out of legally available funds of the Company, dividends at an annual rate of $0.0725 per share or $72,500 annually, payable quarterly in arrears, on a cumulative basis.  Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Company has no surplus from which dividends can legally be paid.

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

The Company has authorized but unissued, 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Company’s board of directors.

Cumulative dividends in arrears as of December 31, 2004 are $747,914.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock
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

On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis. The aggregate number of Class A; no par value; common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

On May 8, 1998, the Company sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks. In order to facilitate the acquisition of certain assets and equipment, essential operational personnel and working capital, the Company agreed to issue 1,500,000 shares of its common stock to the JV Group in exchange for certain future master development rights and management control of the current JV Group or any of its future successors, if any.

On January 25, 2001, the Company entered into a website design, marketing and E-Business development services agreement related to the development and implementation of the Company’s corporate presence and E-Business relationships on the world wide web. In exchange for the delivery and full execution and implementation of said design, marketing, development and E-Business services, the Company agreed to issue 1,012,500 shares of its common stock.

In order to facilitate its growth and working capital requirements, the Company entered into a funding agreement with its SCOR Brands Inc. (“SCOR”) branded footwear subsidiary unit on August 1, 2001. Pursuant to said agreement, the Company agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate the private placement, pre-registration and pre-public market movement of SCOR common shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Company’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a NASD portal market designation for secondary market trading of the security on November 8, 2001.  The Company holds 29,233,334 shares of SCOR Brands, Inc.; 144A common stock or 97.4% of said common stock outstanding.

As of December 31, 2004, the Company had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
Effective December 1, 1998, the Company adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Company granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock.  The exercise price is $1.50 per share.  The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years.  Options of 100,000 shares of common stock were canceled during fiscal year 2000 while options for 100,000 common shares under the same option plan were granted to a third party consultant on July 1, 2000.  At December 31, 2000, 175,000 options are exercisable.  No options had been exercised as of December 31, 2000.  The Company has estimated the fair value of the options issued in 1998 to be immaterial at the date of grant.  The Company estimated the fair value of the options granted in 2000 to be approximately $97,000 at the date of grant.  The Company recorded an expense of $30,100 for the effect of these options for the year ended December 31, 2000.

For the period ended December 31, 2004, the Company did not grant nor issue any additional stock options.

9.      Commitment

The Company has entered into a lease agreement for the printing shop operations.  The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

The Company’s lease agreement expired effective December 31, 2003.  As such, subsequent to the period ended December 31, 2003, the Company no longer recognized nor notated the value of said lease commitment on its balance sheet as a potential long term liability. At the expiration of said lease agreement for the period ended December 31, 2003, the Company leases its administration office accommodations on a month to month basis.  As of the period ended December 31, 2004, the Company has no further lease commitment for which it records a contingent liability.

10.     Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, as measured on December 31, 2004, are as follows:

Cash, accounts receivable, accounts payable and advances from stockholder – The fair values approximate carrying amounts because of the short maturity of those instruments.

Credit card cash advances and loans from stockholders – the fair values approximate carrying values due to the use of prevailing interest rates.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Concentrations

The Company is not currently subject to concentration as it pertain to any of its market segments.  While the Company generated operating expenses, the Company did not generate any revenue for the period, the Company is actively marketed, developed and pursued business for the Company and both its Media Force and SCOR units. Financial instruments that might subject the Company to credit risk are primarily credit card loans outstanding.

12.     Subsequent Events

Subsequent to the December 31, 2004 period end, the Company did not report any subsequent events.

7) Financial Statement for the period ended December 31, 2003.

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the period end December 31, 2003.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
November 18, 2010

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET

December 31, 2003

CURRENT ASSETS:
Cash		$(20,635)
Accounts receivable		-
Total current assets		(20,635)

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $14,722		-

INTANGIBLE ASSETS, net		-

Total assets		$(20,635)

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable		$-
Credit card cash advances – See Credit Card Advances (Note 4)		38,418
Interest Payable - See Credit Card Advances (Note 4)		26,322
Advances from stockholder		8,270
Total current liabilities		73,010

LONG TERM LIABILITIES:
Loans from stockholders		26,714
Total long term liabilities		26,714

Total liabilities		$99,724

COMMITMENT (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding		1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)		480,225
Additional paid-in capital		48,771,908
Note receivable from ESOP		(50,099,830)
Deficit accumulated during the development stage		(272,662)
Total stockholders’ deficit		(120,359)

Total liabilities and stockholders’ deficit	$	(20,635)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,					Period from Inception (March 12, 1991) to
	2003		2002			December 31, 2003

SALES		$7,054		$36,106		$177,217

COST OF SALES		3,487		7,197		37,398

OTHER INCOME/(LOSS)		(10,758)		-		(3,957)

GROSS MARGIN		3,567		28,909		122,260

GENERAL AND ADMINISTRATIVE EXPENSES		3,530		29,781		408,524

NET LOSS		$(10,721)		$(872)		$(272,662)

NET LOSS PER SHARE (basic and diluted)	$	*	$		*

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000)	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199)

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000)	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,069)	(108,766)

Net loss for year							(872)	(872)
BALANCES, December 31, 2002	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,941)	(109,638)

Net loss for year							(10,721)	(10,721)
BALANCES, December 31, 2003	1,000,000	$1,000,000	48,022,500	$480,225	$48,771,908	$(50,099,830)	$(272,662)	$(120,359)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception (March 12, 1991) to
	2003	2002	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(10,721)	$(872)	$(272,662)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	-	-	95,083
Services paid for with stock and options	-	-	40,225
Depreciation and amortization	2,249	2,499	14,722
(Increase) decrease in accounts receivable	692	10,000	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	(34,550)	(35,000)	-
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable	10,337	8,686	26,322
Net cash (provided) used by operating activities	(31,993)	(14,687)	(57,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Payment for intangible assets	-	-	(400)
Sale/Disposal of equipment	20,242	-	20,242
Net cash used by investing activities	20,242	-	(14,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Loans from stockholders	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv. by ESOP	-	-	170
Net cash provided by financing activities	-	-	51,979

NET INCREASE/DECREASE IN CASH	(11,751)	(14,687)	(20,635)

CASH, beginning of period	(8,884)	5,803	-

CASH, end of period	$(20,635)	$(8,884)	$(20,635)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General and Summary of Significant Accounting Policies

Company Background
Citizens Capital Corp. (the “Company”) is a development stage holding company with plans to target, evaluate and pursue specific acquisition candidates or joint venture and/or internally develop operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Company’s plans contemplate operating in the following three market segments:  1) residential mortgage loan marketing, commercial and residential real estate investment and development; 2) news print publishing and 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries: Landrush Realty Corporation (“Landrush”); Media Force Sports & Entertainment, Inc. (“Media Force”); and SCOR Brands, Inc. (“SCOR”).  Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures.  In 2000, the Company acquired the assets of a printing business for integration into its Media Force unit and the Company primarily through this unit began to generate revenues.

During 1999, the Company registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A; common stock for secondary market trading. The 39,500,000 common shares include the 15,000,000 common shares currently held by the Company’s ESOP Trust (see Note 6).

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Property and Equipment
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

Due to a general decline in the commercial printing business combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability, As such, the Company made the strategic decision to discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003 resulting in the retirement and elimination of all related equipment at the depreciated value of $20,242.  As such, the Company experienced a loss of $10,758 related to the disposition of said equipment which was reflected and charged to the Company’s income for the period ended December 31, 2003.

While the Company elected to discontinue its Media Force unit’s in house, commercial printing operation, the Company’s Media Force unit continues to produce, on an outsource basis going forward, its Black Financial News® magazine publication. Further, the Company’s Media Force unit continues to offered and provide several commercial printing products and services, to existing customers, on an outsourced, brokered basis for the period ended December 31, 2003.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
The Company, through its interest in Landrush Realty Corporation, owns the registered trademark, distribution and exclusive marketing rights to The Texas Home Equity ReFund®, The Cash-Out Mortgage ReFinancer® and The Home Equity Cashier® home equity product marks.

The Company, through its interest in Media Force Sports & Entertainment Inc, owns the registered trademark, distribution and exclusive marketing rights to the Black Financial-News® magazine publication.

The Company, through its interest in SCOR Brands Inc., owns the registered trademark, distribution and exclusive marketing rights to the SCOR® brand line of athletic shoes and apparel.

The Company accounts for the value of the trademarked products and the corresponding exclusive marketing and distribution rights based on the registration costs, which totaled $400.  This intangible asset is amortized on a straight line basis over ten years.

Loss Per Share
Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share. Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration.  However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants.  Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. The Company had 400,000 common equivalent shares which were antidilutive in all periods presented.

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the years ended December 31, 2003 and 2002, respectively.

Income Taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved.  The Company had no material deferred tax liabilities.  The Company’s NOL at December 31, 2003 was approximately $204,496 and it expires through the year 2020.

Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Plan of Operation for the 2004 Fiscal Year

The Company’s plan of operation for the 2004 fiscal year is to: (1) further the development and operations of its Media Force unit’s Black Financial News magazine publication.  The Company’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Company intends to continue to look for opportunities to produce and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates.  The Company’s cash requirements have been funded to date by its principal stockholder. The Company anticipates approximately $100,000 of cash will be needed to place initial production orders of its SCOR brand footwear product and to further the start up and implementation phase of its plans, as well as, to cover working capital requirements over the next year for its current printing operations.  Further, the Company generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Company intends to attempt to borrow these funds from affiliates of the Company and third party lenders, as well as, access the both the public and private capital markets when and where available.  Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition.  Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

3.    Acquisition

In July 2000, the Company acquired the assets and operations of a printing business for $31,000 for integration with its Media Force unit.  The acquisition was accounted for as a purchase and the operations are consolidated with those of the Company beginning July 1, 2000.

Due to a general decline in the commercial printing business subsequent to the terrorist attacks of September 11, 2001 and the corresponding softening of the United States economy, combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Company’s commercial printing operation experienced multiple quarters of un-profitability. As such, the Company made the strategic decision to re-deploy its resources and discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003.

4.      Credit Card Cash Advances

The Company has cash advances from a credit card outstanding at December 31, 2000 of $38,418.  These advances bear interest at 19.8% per annum as of December 31, 2000.  As of December 31, 2000, the Company discontinued active use and/or further cash advances from said credit card as a funding source.  However, said credit card balance outstanding shall continue to accrue annual interest payable at 19.8 per annum.  For the period ended December 31, 2003, interest payable on the credit card principal balance outstanding was $26,322.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Advances from Stockholder

The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Company. For the period ended December 31, 2003, advances from stockholder outstanding was $8,720.

6.      Stockholders’ Loans

The Company has received unsecured loans from stockholders in the following original dates and amounts; interest rates and maturity dates:

8.50% loan dated May 22, 2000, due June 2003, payable in monthly installments of $616 beginning June 2000.	$19,514

8.50% loan dated June 28, 2000, due July 2002, payable in monthly installments of $327 beginning August 2000.	7,200
26,714

Aggregate maturities or stockholder loans at December 31, 2000 are due in future years as follows:

2001	$14,653
2002	9,045
2003	3,016
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding.  As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified for the period as a long term liabilities of the Company.  For the period ended December 31, 2003, stockholder loans outstanding, including accrued interest, was $26,714.

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest	$26,714

Accrued Interest for the Period ended December 31, 2003	-

Total Principal and Interest Due	26,714

7.      Employee Stock Ownership Plan and Note Receivable

The Company has an Employees Stock Ownership Plan (“ESOP” or the “Plan”), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement.  The Plan provides for an allocation of Company stock to each participant’s account of the greater of 15% or the maximum percentage allowable of participants’ eligible compensation.  No shares have been allocated as of December 31, 2000 as there has been no compensation to employees.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 11, 1998 the Company sold 15,000,000 shares of its Class A common stock directly to the ESOP Trust at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note.  The promissory note was issued together with a security agreement fully collateralized by 15,000,000 shares of the Company’s common stock held by the ESOP Trust.  The promissory note has a “liquidating call provision” which may be invoked by the Company or the note holder. The liquidating call provision gives the Company or the note holder the “demand right” to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP Trust, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share. The initial face value of the promissory note has been recorded in the stockholders’ equity section of the accompanying balance sheet.

On November 14, 2001 and November 15, 2001 respectively, the ESOP Plan Trust sold 10,000 shares, on each day, of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $169.97.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.  Shares of the Company’s Class A; common stock sold by the ESOP Plan Trust during the period were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against Note Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
			Total $169.97

For the period ended December 31, 2003, ESOP Note Receivable balance outstanding was $50,099,830.

8.      Stockholders’ Equity

Preferred Stock
On November 1, 1994, the Company issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

The holders of the preferred stock are entitled to receive out of legally available funds of the Company, dividends at an annual rate of $0.0725 per share or $72,500 annually, payable quarterly in arrears, on a cumulative basis.  Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Company has no surplus from which dividends can legally be paid.

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

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has authorized but unissued, 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Company’s board of directors.

Cumulative dividends in arrears as of December 31, 2003 are $675,414.

Common Stock
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

On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis.  The aggregate number of the Class A; no par value; common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

On May 8, 1998, the Company sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks. In order to facilitate the acquisition of certain assets and equipment, essential operational personnel and working capital, the Company agreed to issue 1,500,000 shares of its common stock to the JV Group in exchange for certain future master development rights and management control of the current JV Group or any of its future successors, if any.

On January 25, 2001, the Company entered into a website design, marketing and E-Business development services agreement related to the development and implementation of the Company’s corporate presence and E-Business relationships on the world wide web. In exchange for the delivery and full execution and implementation of said design, marketing, development and E-Business services, the Company agreed to issue 1,012,500 shares of its common stock.

In order to facilitate its growth and working capital requirements, the Company entered into a funding agreement with its SCOR Brands Inc. (“SCOR”) branded footwear subsidiary unit on August 1, 2001. Pursuant to said agreement, the Company agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate the private placement, pre-registration and pre-public market movement of SCOR common shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Company’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a NASD portal market designation for secondary market trading of the security on November 8, 2001.  The Company holds 29,233,334 shares of SCOR Brands, Inc.; 144A common stock or 97.4% of said common stock outstanding.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002, the Company had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

Stock Options
Effective December 1, 1998, the Company adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Company granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock.  The exercise price is $1.50 per share.  The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years.  Options of 100,000 shares of common stock were canceled during fiscal year 2000 while options for 100,000 common shares under the same option plan were granted to a third party consultant on July 1, 2000.  At December 31, 2000, 175,000 options are exercisable.  No options had been exercised as of December 31, 2000.  The Company has estimated the fair value of the options issued in 1998 to be immaterial at the date of grant.  The Company estimated the fair value of the options granted in 2000 to be approximately $97,000 at the date of grant.  The Company recorded an expense of $30,100 for the effect of these options for the year ended December 31, 2000.

For the period ended December 31, 2003, the Company did not grant nor issue any additional stock options.

9.      Commitment

The Company has entered into a lease agreement for the printing shop operations.  The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

The Company’s lease agreement expired effective December 31, 2003.  As such, subsequent to the period ended December 31, 2003, the Company no longer recognizes nor notates the value of said lease commitment on its balance sheet as a potential long term liability.  At the expiration of said lease agreement for the period ended December 31, 2003, the leases its administration office accommodations on a month to month basis.

10.     Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, as measured on December 31, 2002, are as follows:

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash, accounts receivable, accounts payable and advances from stockholder – The fair values approximate carrying amounts because of the short maturity of those instruments.

Credit card cash advances and loans from stockholders – the fair values approximate carrying values due to the use of prevailing interest rates.

11.      Concentrations

The Company is currently generating revenues primarily from only one market segment, commercial printing. A geographic concentration exists as all these revenues are derived from a storefront in DeSoto, Texas. Financial instruments that might subject the Company to credit risk are primarily accounts receivable and credit card advances outstanding.

12.     Subsequent Events

Subsequent to the December 31, 2003 period end, the Company’s Media Force unit’s Black Financial News magazine publication reach an agreement with both EBSCO Publications and Dial America telemarketing for the marketing and subscription sale of the Black Financial News magazine publication.

8) Financial Statements for the period ended December 31, 2002.

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the period end December 31, 2002.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
November 15, 2010

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET

December 31, 2002

CURRENT ASSETS:
Cash	$(8,884)
Accounts receivable	692
Total current assets	(8,192)

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $12,473	22,171

INTANGIBLE ASSETS, net	320

Total assets	$14,299

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Current portion of loans from stockholders	$23,698
Accounts payable	34,550
Credit card cash advances – See Credit Card Advances (Note 4)	38,418
Interest Payable - See Credit Card Advances (Note 4)	15,985
Advances from stockholder	8,270
Total current liabilities	120,921

LONG TERM LIABILITIES:
Loans from stockholders, net of current portion	3,016
Total long term liabilities	3,016

Total liabilities	$123,937

COMMITMENT (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225
Additional paid-in capital	48,771,908
Note receivable from ESOP	(50,099,830)
Deficit accumulated during the development stage	(261,941)
Total stockholders’ deficit	(109,638)

Total liabilities and stockholders’ deficit	$14,299

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,						Period from Inception (March 12, 1991) to
	2002			2001			December 31, 2002

SALES		$36,106			$71,531		$170,163

COST OF SALES		7,197			12,843		33,911

OTHER INCOME		-			6,801		6,801

GROSS MARGIN		28,909			65,489		143,053

GENERAL AND ADMINISTRATIVE EXPENSES		29,781			128,840		404,994

NET LOSS		$(872)			$(63,351)		$(261,941)

NET LOSS PER SHARE (basic and diluted)	$		*	$		*

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000)	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199)

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000)	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,069)	(108,766)

Net loss for year							(872)	(872)
BALANCES, December 31, 2002	1,000,000	$1,000,000	48,022,500	$480,225	$48,771,908	$(50,099,830)	$(261,941)	$(109,638)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception (March 12, 1991) to
	2002	2001	December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(872)	$(63,351)	$(261,941)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	-	-	95,083
Services paid for with stock and options	-	10,125	40,225
Depreciation and amortization	2,499	2,777	12,473
(Increase) decrease in accounts receivable	10,000	(7,205)	(692)
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	(35,000)	55,611	34,550
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable	8,686	7,299	15,985
Net cash (provided) used by operating activities	(14,687)	5,256	(25,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Payment for intangible assets	-	-	(400)
Net cash used by investing activities	-	-	(34,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Loans from stockholders	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv. by ESOP	-	170	170
Net cash provided by financing activities	-	170	51,979

NET INCREASE/DECREASE IN CASH	(14,687)	5,426	(8,884)

CASH, beginning of period	5,803	377	-

CASH, end of period	$(8,884)	$5,803	$(8,884)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General and Summary of Significant Accounting Policies

Company Background
Citizens Capital Corp. (the “Company”) is a development stage holding company with plans to target, evaluate and pursue specific acquisition candidates or joint venture and/or internally develop operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Company’s plans contemplate operating in the following three market segments:  1) residential mortgage loan marketing, commercial and residential real estate investment and development; 2) news print publishing and 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries: Landrush Realty Corporation (“Landrush”); Media Force Sports & Entertainment, Inc. (“Media Force”); and SCOR Brands, Inc. (“SCOR”).  Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures.  In 2000, the Company acquired the assets of a printing business for integration into its Media Force unit and the Company primarily through this unit began to generate revenues.

During 1999, the Company registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A; common stock for secondary market trading. The 39,500,000 common shares include the 15,000,000 common shares currently held by the Company’s ESOP Trust (see Note 6).

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Property and Equipment
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

Intangible Assets
The Company, through its interest in Landrush Realty Corporation, owns the registered trademark, distribution and exclusive marketing rights to The Texas Home Equity ReFund®, The Cash-Out Mortgage ReFinancer® and The Home Equity Cashier® home equity product marks.

The Company, through its interest in Media Force Sports & Entertainment Inc, owns the registered trademark, distribution and exclusive marketing rights to the Black Financial-News® magazine publication.

The Company, through its interest in SCOR Brands Inc., owns the registered trademark, distribution and exclusive marketing rights to the SCOR® brand line of athletic shoes and apparel.

The Company accounts for the value of the trademarked products and the corresponding exclusive marketing and distribution rights based on the registration costs, which totaled $400.  This intangible asset is amortized on a straight line basis over ten years.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Share
Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.  Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share takes common equivalent shares into consideration.  However, common equivalent shares are not considered if their effect is antidilutive.  Common stock equivalents consist of outstanding stock options and warrants.  Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive.  The Company had 400,000 common equivalent shares which were antidilutive in all periods presented.

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the years ended December 31, 2002 and 2001, respectively.

Income Taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved. The Company had no material deferred tax liabilities. The Company’s NOL at December 31, 2002 was approximately $196,452 and it expires through the year 2020.

Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.      Plan of Operation for the 2003 Fiscal Year

The Company’s plan of operation for the 2003 fiscal year is to: (1) further the development and operation of its commercial printing operation and general media unit. The Company has completed development of its SCOR Brand footwear and have introduced said branded footwear products into the consumer market place.  The Company intends to further the marketing and distribution of its footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates.  The Company’s cash requirements have been funded to date by its principal stockholder. The Company anticipates approximately $100,000 of cash will be needed to place initial production orders of its SCOR brand footwear product and to further the start up and implementation phase of its plans, as well as, to cover working capital requirements over the next year for its current printing operations.  Further, the Company generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Company intends to attempt to borrow these funds from affiliates of the Company and third party lenders, as well as, access the both the public and private capital markets when and where available.  Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition.  Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Acquisition

In July 2000, the Company acquired the assets and operations of a printing business for $31,000 for integration with its Media Force unit.  The acquisition was accounted for as a purchase and the operations are consolidated with those of the Company beginning July 1, 2000. Un-audited pro forma financial information is not presented, because prior financial information on the printing business is not currently available.

4.      Credit Card Cash Advances

The Company has cash advances from a credit card outstanding at December 31, 2000 of $38,418.  These advances bear interest at 19.8% per annum as of December 31, 2000.  As of December 31, 2000, the Company discontinued active use and/or further cash advances from said credit card as a funding source.  However, said credit card balance outstanding shall continue to accrue annual interest payable at 19.8 per annum.  For the period ended December 31, 2002, interest payable on the credit card principal balance outstanding was $15,985.

5.      Advances from Stockholder

The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Company. For the period ended December 31, 2002, advances from stockholder outstanding was $8,720.

6.      Stockholders’ Loans

The Company has received unsecured loans from stockholders as follows:

8.50% loan dated May 22, 2000, due June 2003, payable in monthly installments of $616 beginning June 2000.	$19,514

8.50% loan dated June 28, 2000, due July 2002, payable in monthly installments of $327 beginning August 2000.	7,200
26,714

Current portion	(23,698)

Long-term portion	$3,016

Aggregate maturities or stockholder loans at December 31, 2000 are due in future years as follows:

2001	$14,653
2002	9,045
2003	3,016
$26,714

For the period ended December 31, 2002, loans from stockholder outstanding was $26,714.

7.      Employee Stock Ownership Plan and Note Receivable

The Company has an Employees Stock Ownership Plan (“ESOP” or the “Plan”), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement.  The Plan provides for an allocation of Company stock to each participant’s account of the greater of 15% or the maximum percentage allowable of participants’ eligible compensation.  No shares have been allocated as of December 31, 2000 as there has been no compensation to employees.

On May 11, 1998 the Company sold 15,000,000 shares of its Class A common stock directly to the ESOP Trust at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note.  The promissory note was issued together with a security agreement fully collateralized by 15,000,000 shares of the Company’s common stock held by the ESOP Trust.  The promissory note has a “liquidating call provision” which may be invoked by the Company or the note holder. The liquidating call provision gives the Company or the note holder the “demand right” to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP Trust, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share. The initial face value of the promissory note has been recorded in the stockholders’ equity section of the accompanying balance sheet.

On November 14, 2001 and November 15, 2001 respectively, the ESOP Plan Trust sold 10,000 shares, on each day, of its equity interest in the Company’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $169.97.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.  Shares of the Company’s Class A; common stock sold by the ESOP Plan Trust during the period were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against Note Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
			Total $169.97

For the period ended December 31, 2002, ESOP Note Receivable balance outstanding was $50,099,830.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.      Stockholders’ Equity

Preferred Stock
On November 1, 1994, the Company issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

The holders of the preferred stock are entitled to receive out of legally available funds of the Company, dividends at an annual rate of $0.0725 per share or $72,500 annually, payable quarterly in arrears, on a cumulative basis.  Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Company has no surplus from which dividends can legally be paid.

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

The Company has authorized but unissued, 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Company’s board of directors.

Cumulative dividends in arrears as of December 31, 2002 are $602,914.

Common Stock
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

On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis.  The aggregate number of the Class A; no par value; common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

On May 8, 1998, the Company sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks. In order to facilitate the acquisition of certain assets and equipment, essential operational personnel and working capital, the Company agreed to issue 1,500,000 shares of its common stock to the JV Group in exchange for certain future master development rights and management control of the current JV Group or any of its future successors, if any.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 25, 2001, the Company entered into a website design, marketing and E-Business development services agreement related to the development and implementation of the Company’s corporate presence and E-Business relationships on the world wide web. In exchange for the delivery and full execution and implementation of said design, marketing, development and E-Business services, the Company agreed to issue 1,012,500 shares of its common stock.

In order to facilitate its growth and working capital requirements, the Company entered into a funding agreement with its SCOR Brands Inc. (“SCOR”) branded footwear subsidiary unit on August 1, 2001. Pursuant to said agreement, the Company agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate the private placement, pre-registration and pre-public market movement of SCOR common shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Company’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a NASD portal market designation for secondary market trading of the security on November 8, 2001. The Company holds 29,233,334 shares of SCOR Brands, Inc.; 144A common stock or 97.4% of said common stock outstanding.

As of December 31, 2002, the Company had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

Stock Options
Effective December 1, 1998, the Company adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Company granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock.  The exercise price is $1.50 per share.  The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years.  Options of 100,000 shares of common stock were canceled during fiscal year 2000 while options for 100,000 common shares under the same option plan were granted to a third party consultant on July 1, 2000.  At December 31, 2000, 175,000 options are exercisable.  No options had been exercised as of December 31, 2000.  The Company has estimated the fair value of the options issued in 1998 to be immaterial at the date of grant.  The Company estimated the fair value of the options granted in 2000 to be approximately $97,000 at the date of grant.  The Company recorded an expense of $30,100 for the effect of these options for the year ended December 31, 2000.

For the period ended December 31, 2002, the Company did not grant nor issue any additional stock options.

9.      Commitment

The Company has entered into a lease agreement for the printing shop operations.  The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

10.     Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, as measured on December 31, 2002, are as follows:

Cash, accounts receivable, accounts payable and advances from stockholder – The fair values approximate carrying amounts because of the short maturity of those instruments.

Credit card cash advances and loans from stockholders – the fair values approximate carrying values due to the use of prevailing interest rates.

11.      Concentrations

The Company is currently generating revenues primarily from only one market segment, printing.  A geographic concentration exists as all these revenues are derived from a storefront in DeSoto, Texas.  Financial instruments that subject the Company to credit risk are primarily accounts receivable.

12.    Subsequent Events

Subsequent to the period ended December 31, 2002, the Company did not report any material events.

9) Financial Statements for the period end December 31, 2001.

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the period end December 31, 2001.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
November 15, 2010

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET

December 31, 2001

CURRENT ASSETS:
Cash	$5,803
Accounts receivable	10,692
Total current assets	16,495

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $9,974	24,670

INTANGIBLE ASSETS, net	320

Total assets	$41,485

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Current portion of loans from stockholders	$14,653
Accounts payable	69,550
Credit card cash advances – See Credit Card Advances (Note 4)	38,418
Interest Payable - See Credit Card Advances (Note 4)	7,299
Advances from stockholder	8,270
Total current liabilities	138,190

LONG TERM LIABILITIES:
Loans from stockholders, net of current portion	12,061
Total long term liabilities	12,061

Total liabilities	$150,251

COMMITMENT (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225
Additional paid-in capital	48,771,908
Note receivable from ESOP	(50,099,830)
Deficit accumulated during the development stage	(261,069)
Total stockholders’ deficit	(108,766)

Total liabilities and stockholders’ deficit	$41,485

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,						Period from Inception (March 12, 1991) to
	2001			2000			December 31, 2001

SALES		$71,531			$62,088		$134,057

COST OF SALES		12,843			13,596		26,714

OTHER INCOME		6,801			-		6,801

GROSS MARGIN		65,489			48,492		114,144

GENERAL AND ADMINISTRATIVE EXPENSES		128,840			135,726		375,213

NET LOSS		$(63,351)			$(87,234)		$(261,069)

NET LOSS PER SHARE (basic and diluted)	$		*	$		*

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000)	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199)

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000)	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	$1,000,000	48,022,500	$480,225	$48,771,908	$(50,099,830)	$(261,069)	$(108,766)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception (March 12, 1991) to
	2001	2000	December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,351)	$(87,234)	$(261,069)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	-	1,623	95,083
Services paid for with stock and options	10,125	30,100	40,225
Depreciation and amortization	2,777	3,617	9,974
(Increase) decrease in accounts receivable	(7,205)	(3,487)	(10,692)
(Increase) decrease in prepaid expenses	-	1,000	-
Increase (decrease) in accounts payable	55,611	13,939	69,550
Increase in credit card cash advances	-	34,618	38,418
Increase (decrease) in interest payable	7,299	-	7,299
Net cash (provided) used by operating activities	5,256	(5,824)	(11,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(31,004)	(34,564)
Payment for intangible assets	-	-	(400)
Net cash used by investing activities	-	(31,004)	(34,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Loans from stockholders	-	26,714	26,714
Stockholders advances	-	8,270	8,270
Proceeds from repayment of Note Recv. by ESOP	170	-	170
Net cash provided by financing activities	170	34,984	51,979

NET INCREASE/DECREASE IN CASH	5,426	(1,844)	5,803

CASH, beginning of period	377	2,221	-

CASH, end of period	$5,803	$377	$5,803

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$1,718

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      General and Summary of Significant Accounting Policies

Company Background
Citizens Capital Corp. (the “Company”) is a development stage holding company with plans to target, evaluate and pursue specific acquisition candidates or joint venture and/or internally develop operating entities, assets and/or marketing rights which provide the Company with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Company’s plans contemplate operating in the following three market segments:  1) residential mortgage loan marketing, commercial and residential real estate investment and development; 2) news print publishing and 3) the design, marketing and distribution of branded athletic shoes and apparel, through its three 97% owned subsidiaries: Landrush Realty Corporation (“Landrush”); Media Force Sports & Entertainment, Inc. (“Media Force”); and SCOR Brands, Inc. (“SCOR”).  Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures.  In 2000, the Company acquired the assets of a printing business for integration into its Media Force unit and the Company primarily through this unit began to generate revenues.

During 1999, the Company registered with the United States Securities and Exchange Commission, 39,500,000 shares of its Class A; common stock for secondary market trading. The 39,500,000 common shares include the 15,000,000 common shares currently held by the Company’s ESOP (see Note 6).

Principles of Consolidation
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

Intangible Assets
The Company, through its interest in Landrush Realty Corporation, owns the registered trademark, distribution and exclusive marketing rights to The Texas Home Equity ReFund®, The Cash-Out Mortgage ReFinancer® and The Home Equity Cashier® home equity product marks.

The Company, through its interest in Media Force Sports & Entertainment Inc, owns the registered trademark, distribution and exclusive marketing rights to the Black Financial-News® publication.

The Company, through its interest in SCOR Brands Inc., owns the registered trademark, distribution and exclusive marketing rights to the SCOR® brand line of athletic shoes and apparel.

The Company accounts for the value of the trademarked products and the corresponding exclusive marketing and distribution rights based on the registration costs, which totaled $400.  This intangible asset is amortized on a straight line basis over ten years.

Loss Per Share
Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.  Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share takes common equivalent shares into consideration.  However, common equivalent shares are not considered if their effect is antidilutive.  Common stock equivalents consist of outstanding stock options and warrants.  Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive.  The Company had 400,000 common equivalent shares which were antidilutive in all periods presented.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 40,510,000 for the years ended December 31, 2001 and 2000, respectively.

Income Taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved.  The Company had no material deferred tax liabilities.  The Company’s NOL at December 31, 2001 was approximately $195,802 and it expires through the year 2020.

Statement of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

2.      Plan of Operation for the 2002 Fiscal Year

The Company’s plan of operation for the 2002 fiscal year is to: (1) further the development and operation of its Media Force printing and general media unit. The Company has completed development of its SCOR Brand footwear and have introduced said branded footwear products into the consumer market place.  The Company intends to further the marketing and distribution of its footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates.  The Company’s cash requirements have been funded to date by its principal stockholder. The Company anticipates approximately $100,000 of cash will be needed to place initial production orders of its SCOR brand footwear product and to further the start up and implementation phase of its plans, as well as, to cover working capital requirements over the next year for its current printing operations.  The Company intends to attempt to borrow these funds from affiliates of the Company and third party lenders.  Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan.  Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

3.    Acquisition

In July 2000, the Company acquired the assets and operations of a printing business for $31,000 for integration with its Media Force unit.  The acquisition was accounted for as a purchase and the operations are consolidated with those of the Company beginning July 1, 2000. Unaudited pro forma financial information is not presented, because prior financial information on the printing business is not currently available.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      Credit Card Cash Advances

The Company has cash advances from a credit card outstanding at December 31, 2000 of $38,418.  These advances bear interest at 19.8% per annum as of December 31, 2000.  As of December 31, 2000, the Company discontinued active use and/or further cash advances from said credit card as a funding source.  However, said credit card balance outstanding shall continue to accrue annual interest payable at 19.8 per annum. For the period ended December 31, 2001, interest payable on the credit card principal balance outstanding was $7,299.

5.      Advances from Stockholder

The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Company. For the period ended December 31, 2001, advances from stockholder outstanding was $8,720.

6.      Stockholders’ Loans

The Company has received unsecured loans from stockholders as follows:

8.50% loan dated May 22, 2000, due June 2003, payable in monthly installments of $616 beginning June 2000.	$19,514

8.50% loan dated June 28, 2000, due July 2002, payable in monthly installments of $327 beginning August 2000.	7,200
26,714

Current portion	(14,653)

Long-term portion	$12,061

Aggregate maturities or stockholder loans at December 31, 2000 are due in future years as follows:

2001	$14,653
2002	9,045
2003	3,016
$26,714

For the period ended December 31, 2001, loans from stockholder outstanding was $26,714.

7.      Employee Stock Ownership Plan and Note Receivable

The Company has an Employees Stock Ownership Plan (“ESOP” or the “Plan”), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement.  The Plan provides for an allocation of Company stock to each participant’s account of the greater of 15% or the maximum percentage allowable of participants’ eligible compensation.  No shares have been allocated as of December 31, 2000 as there has been no compensation to employees.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 11, 1998 the Company sold 15,000,000 shares of its Class A common stock directly to the ESOP at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note.  The promissory note was issued together with a security agreement fully collateralized by 15,000,000 shares of the Company’s common stock held by the ESOP.  The promissory note has a “liquidating call provision” which may be invoked by the Company or the note holder. The liquidating call provision gives the Company or the note holder the “demand right” to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share.  The initial face value of the promissory note has been recorded in the stockholders’ equity section of the accompanying balance sheet.

On November 14, 2001 and November 15, 2001 respectively, the ESOP Plan Trust sold 10,000 shares, on each day, of its equity interest in the Company’s Class A; common stock, held by the ESOP for aggregate net proceeds of $169.97.  Proceeds from said stock sale, were utilized by the ESOP to re-pay and reduce the principal amount of its outstanding Note Receivable, held by the Company.  Shares of the Company’s Class A; common stock sold by the ESOP Plan Trust during the period were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against Note Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
			Total $169.97

For the period ended December 31, 2001, ESOP Note Receivable balance outstanding was $50,099,830.

8.      Stockholders’ Equity

Preferred Stock
On November 1, 1994, the Company issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

The holders of the preferred stock are entitled to receive out of legally available funds of the Company, dividends at an annual rate of $0.0725 per share or $72,500 annually, payable quarterly in arrears, on a cumulative basis.  Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Company has no surplus from which dividends can legally be paid.

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

The Company has authorized but unissued, 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Company’s board of directors.

Cumulative dividends in arrears as of December 31, 2001 are $530,414.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock
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

On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis.  The aggregate number of the Class A; no par value; common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

On May 8, 1998, the Company sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 7).

On January 5, 2001, the Company finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks. In order to facilitate the acquisition of certain assets and equipment, essential operational personnel and working capital, the Company agreed to issue 1,500,000 shares of its common stock to the JV Group in exchange for certain future master development rights and management control of the current JV Group or any of its future successors, if any.

On January 25, 2001, the Company entered into a website design, marketing and E-Business development services agreement related to the development and implementation of the Company’s corporate presence and E-Business relationships on the world wide web. In exchange for the delivery and full execution and implementation of said design, marketing, development and E-Business services, the Company agreed to issue 1,012,500 shares of its common stock.

In order to facilitate its growth and working capital requirements, the Company entered into a funding agreement with its SCOR Brands Inc. (“SCOR”) branded footwear subsidiary unit on August 1, 2001. Pursuant to said agreement, the Company agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate the private placement, pre-registration and pre-public market movement of SCOR common shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Company’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a NASD portal market designation for secondary market trading of the security on November 8, 2001.  The Company holds 29,233,334 shares of SCOR 144A common stock or 97.4% of said common stock outstanding.

As of December 31, 2001, the Company had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

Stock Options
Effective December 1, 1998, the Company adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Company granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock.  The exercise price is $1.50 per share.  The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years.  Options of 100,000 shares of common stock were canceled during fiscal year 2000 while options for 100,000 common shares under the same option plan were granted to a third party consultant on July 1, 2000. At December 31, 2000, 175,000 options are exercisable.  No options had been exercised as of December 31, 2000. The Company has estimated the fair value of the options issued in 1998 to be immaterial at the date of grant. The Company estimated the fair value of the options granted in 2000 to be approximately $97,000 at the date of grant.  The Company recorded an expense of $30,100 for the effect of these options for the year ended December 31, 2000.

For the period ended December 31, 2001, the Company did not grant nor issue any additional stock options.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      Commitment

The Company has entered into a lease agreement for the printing shop operations. The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

Rent expense was $15,472 and $17,400 for the years ended December 31, 2001 and 2000, respectively.

10.     Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, as measured on December 31, 2001, are as follows:

Cash, accounts receivable, accounts payable and advances from stockholder – The fair values approximate carrying amounts because of the short maturity of those instruments.

Credit card cash advances and loans from stockholders – the fair values approximate carrying values due to the use of prevailing interest rates.

11.      Concentrations

The Company is currently generating revenues primarily from only one market segment, printing.  A geographic concentration exists as all these revenues are derived from a storefront in DeSoto, Texas.  Financial instruments that subject the Company to credit risk are primarily accounts receivable.

12.     Subsequent Events

In May 2001, the Company received initial shipment of promotional quantities of its SCOR Brand footwear products originally ordered in January 2001. Said promotional quantities were sold through its SCOR Brand unit website at: scorbrands.com. The Company continues to pursue funding necessary to permit the submission of orders for production quantities of its SCOR Brand branded footwear line of products

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Capital Corp.
(Registrant)

By: /s/ Billy D. Hawkins

Date:  September 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Billy D. Hawkins
Chief Executive Officer; Director of Citizens Capital Corp.
(Principal Executive Officer)

Date: September 11, 2011.