Form 10-Q
period 2011-03-31
CITIZENS CAPITAL CORP
filed 2011-09-15
CIK 925535

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

☐  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

Commission file number: 0-24344
Citizens Capital Corp.
(Name of Small Business Issuer as specified in its charter)

Texas	75-2368452
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

3537 Ridgebriar, Dallas, Texas 75234 * Mailing Address: P. O. Box 670406, Dallas, Texas 75367
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
Yes    ☒          No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (230.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐         No   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or  a  smaller  reporting Registrant.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Registrant” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐   Accelerated filer   ☐  Non-accelerated filer   ☐ Smaller reporting Registrant     ☒

Indicate by check mark whether the registrant is a shell Registrant (as defined in Rule 12b-2 of the Act).    Yes   ☐        No   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   ☐        No  ☒

Number of shares outstanding of the issuer’s common stock as of March 1, 2011:  48,022,500 shares of common stock, no par value.

PART I—FINANCIAL INFORMATION

For its fiscal period ended December 31, 2010, the Company was an inactive entity pursuant to Rule 17 CFR 210.3-11. Rule 17 CFR 210.3-11 states that if a registrant is an inactive entity as defined below, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be un-audited. An inactive entity is one meeting all of the following conditions: (a) Gross receipts from all sources for the fiscal year are not in excess of $100,000;  (b) the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock, (c) Expenditures for all purposes for the fiscal year are not in excess of $100,000; (d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

The balance sheet as of March 31, 2011; statements of operations and statement of cash flows for the third quarters ended March 31, 2011 and the period from inception (March 12, 1991) to March 31, 2011 were taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2011; results of operations and cash flow for the third quarters ended March 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2010 located in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on or about September 11, 2011.

Index to Consolidated Financial Statements:

Page No.

Management’s Accounting Report	4

Financial Statements

Consolidated Balance Sheet	5

Consolidated Statements of Operations	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	10

Item 1.  Financial Statements

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Issuer's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Issuer's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Issuer's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Issuer for the quarterly period ended March 31, 2011.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
April 15, 2011

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET

march 31, 2011

CURRENT ASSETS:
Cash	$(71,745)
Accounts receivable	0
Total current assets	(71,745)

OTHER ASSETS:
Investments – (Note 10)	25,010
Note Receivable2 from ESOP Trust - (Note 11)	18,863,700
Total other assets	18,888,710

PROPERTY AND EQUIPMENT, net of accumulated depreciation	-

INTANGIBLE ASSETS, net of accumulated amortization of: $7,936 - (Note 12)
Brands; Rights; Services and Contracts	27,540
Goodwill	4,284
Total intangible assets	31,824

Total assets	$18,848,789

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,327
Advances from stockholder	8,270
Total current liabilities	9,597

LONG TERM LIABILITIES:
Credit card cash advances – (Note 4)	38,418
Interest Payable – Credit card advances (Note 4)	52,678
Loans from stockholders – (Note 6)	26,714
Interest Payable - Stockholders’ Loans - (Note 6)	8,440
Series 2010A; 7% percent; $1,000 par value; convertible; callable; Mortgage Bonds due 2020 - (Note 13)	30,000,000
Discount on Series 2010A; 144A Bond Issuance - (Note 14)	(11,136,300)
Total long term liabilities	18,989,950

Total liabilities	$18,999,547

COMMITMENT - (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225
Additional paid-in capital	48,816,602
Note receivable1 from ESOP – (Note 7)	(50,099,712)
Deficit accumulated during the development stage	(347,873)
Total stockholders’ deficit	(150,758)

Total liabilities and stockholders’ deficit	$(18,848,789)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	First Quarter Ended march 31,	Period from Inception (March 12, 1991) to
	2011	March 31,2011

SALES	$0	$177,937

COST OF SALES	0	37,401

OTHER INCOME/(LOSS)	-	(8,707)

GROSS MARGIN	0	131,829

GENERAL AND ADMINISTRATIVE EXPENSES	359	479,702

NET LOSS	$(359)	$(347,873)

NET LOSS PER SHARE (basic and diluted)	$ *

*  Le    ss than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31, 2011	Year Ended December 31, 2010	Period from Inception (March 12, 1991) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(359)	$(5,504)	$(347,873)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	359	4,190	139,777
Services paid for with stock and options		-	40,225
Depreciation and amortization		3,536	27,408
Amortization of Series 2010A; 144A bond discount		-	-
Loss on sale/disposal of equipment		-	20,242
Loss on sale/disposal of intangible assets - brands, rights, services, contracts		-	20,250
Changes in assets/liabilities
(Increase) decrease in accounts receivable	13	(13)	-
(Increase) decrease in prepaid expenses		-	-
(Increase) decrease in intangible assets – brands, rights, services, contracts	-	-	(60,400)
(Increase) decrease in intangible assets – Goodwill	-	-	(4,760)
(Increase) decrease in other assets - Note Receivable2 from ESOP	-	-	(18,863,700)
Increase (decrease) in accounts payable	-	1,327	1,327
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable – Credit card cash advances	-	4,338	52,678
Increase (decrease) in interest payable – Stockholders’ Loans		1,352	8,440
Net cash (provided) used by operating activities	13	9,226	(18,927,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Acquisition of common stock for intangible assets	-	-	(25,010)
Net cash used by investing activities	-	-	(59,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Stockholders Loans	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv1. by ESOP	-	-	288
Series 2010A; 7% percent 144A; bond issuance	-	-	30,000,000
Re-marketing discount on Series 2010A; 7% percent 144A; bond issuance	-	-	(11,136,300)
Net cash provided by financing activities	-	-	18,915,797

NET INCREASE/DECREASE IN CASH	13	9,226	(71,745)

CASH, beginning of period	(71,758)	(80,984)	-

CASH, end of period	$(71,745)	$(71,758)	$(71,745)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

1.        General and Summary of Significant Accounting Policies

The Issuer's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Issuer's management which is responsible for their integrity and objectivity. Management further acknowledges that is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Issuer's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Issuer for the respective periods being presented.

Company Background
Citizens Capital Corp. (the “Company”) is a development stage holding company with plans to target, evaluate and pursue specific acquisition candidates or joint venture and/or internally develop operating entities, assets and/or marketing rights which provide the Issuer with an initial entry into new markets or serve as complementary additions to existing operations, assets and/or products.

Currently, the Issuer’s plans contemplate operating in the following four market segments: 1) commercial and multi-family residential real estate investment and development; 2) specialty news, broadband television broadcasting; 3) the design, marketing and distribution of branded athletic shoes and apparel and 4) professional sports entertainment and broadcasting, through its four wholly owned subsidiaries: Landrush Realty Corporation (“Landrush” - 97%); Media Force Sports & Entertainment, Inc. (“Media Force”- 97%); SCOR Brands, Inc. (“SCOR” - 97% ) and DLFA Industries, Inc. (“Industries”- 100%). Operations since inception have primarily included expenditures related to development of the Issuer’s proposed business ventures. In 2000, the Issuer acquired the assets of a printing business for integration into its Media Force unit and the Issuer primarily through this unit began to generate revenues.

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

On January 5, 2001, the Issuer finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) based broadband networks.

On January 1, 2008, the Issuer’s Media Force unit completed transformation and conversion of its Black Financial News® magazine publication into the Black Financial News® Network (BFNN) video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.

On February 5, 2008, the Issuer officially completed the internal development of the Dream League Football Association (DLFA), to include the design of its Dream League Football Association, league seal, the league brand and team logos for each of its twenty (20) initial teams.

The Issuer, through each of its twenty (20) DLFA teams, holds the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded teams and team logos. Each the Issuer’s named DLFA teams as they pertain to their team brands and current cities of operation, respectively, are listed as follows:

CITIZENS CAPITAL CORP.
(a development stage company)

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

On March 15, 2009, the Issuer’s Media Force unit completed the internal development of its Black Financial News TV Network®, a CNN (Cable News Network) styled, 24/7, daily, broadband video delivered, financial, business and general news broadcast center whose content is targeted towards the global, black consumer market. Black Financial News TV Network® content is delivered both direct to home, via television set top box and to the personal computer (PC) and  transmitted over traditional digital terrestrial, as well as, next generation Internet Protocol (IP) networks through Over the top (OTT) video service providers, and to the subscribers of various multi-channel video, pay-television distribution system operators.

On December 28, 2009, the Issuer entered into a Sell/Purchase Agreement (the “Purchase Agreement”) with DLFA Industries Inc. (“Industries”), a newly formed entity organized under the Laws of the State of Texas.  Pursuant to the terms of the Purchase Agreement, the Issuer agreed to sale, to Industries, all of the tangible and intangible assets (the “Assets”) of the Dream League Football Association, professional football league (the “League”) in exchange for the issuance of an aggregate of 250,000,000 shares of Industries’ common stock to the Issuer @ $0.20 per share or an aggregate common stock share value of $50,000,000, as payment in full, thereby causing Industries to hold 250,100,000 Industries common shares and thence become a 100% percent, wholly-owned subsidiary of the Issuer as of December 31, 2009.  Pursuant to a Form D; Notice of Securities Sales filed on January 7, 2010 with the Securities and Exchange Commission (File Number: 021-137524), Industries common stock, issued to the Issuer, were allocated in the following amounts and price per share pursuant to Regulation D; Rule 230.504 and 230.506 respectively, of the Securities Act of 1933, as amended.

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Issuer accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Issuer and Industries.  Thereby, for the period ended December 31, 2009, the Issuer recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries. For the period ended March 31, 2011, there was no public market value for Industries’ common stock.

CITIZENS CAPITAL CORP.
(a development stage company)

On Oct 21, 2010, the Issuer’s Black Financial News TV Network entered into a 10 year content licensing and distribution agreement with Memphis, Tennessee based Vivicast Media, LLC. (“Vivicast”). Vivicast is in the business of licensing television networks to third-party, multi-channel video pay-television distribution system owners that use CATV, SMATV, MMDS and alternative technology systems for distribution of television networks to their respective subscribers.

On Oct 21, 2010, the Issuer’s DLFA Industries Inc. unit’s Dream League TV Network entered into a 10 year content licensing and distribution agreement with Memphis, Tennessee based Vivicast Media, LLC. (“Vivicast”). Vivicast is in the business of licensing television networks to third-party, multi-channel video pay-television distribution system owners that use CATV, SMATV, MMDS and alternative technology systems for distribution of television networks to their respective subscribers.

Principles of Consolidation
The consolidated financial statements include the accounts of the Issuer and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Due to a general decline in the commercial printing business combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Issuer’s commercial printing operation experienced multiple quarters of un-profitability, As such, the Issuer made the strategic decision to discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003 resulting in the retirement and elimination of all related equipment at the depreciated value of $20,242.  As such, the Issuer experienced a loss of $10,758 related to the disposition of said equipment which was reflected and charged to the Issuer’s income for the period ended December 31, 2003.

While the Issuer elected to discontinue its Media Force unit’s in house, commercial printing operation, the Issuer’s Media Force unit continues to produce, on an outsource basis going forward, its Black Financial News® magazine publication.  Further, the Issuer’s Media Force unit continues to offered and provide several commercial printing products and services, to existing customers, on an outsourced, brokered basis for the period ended December 31, 2003.

Loss Per Share
Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share.  Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration.  However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants.  Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. The Issuer had 400,000 common equivalent shares which were antidilutive in all periods presented.

CITIZENS CAPITAL CORP.
(a development stage company)

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the quarter ended March 31, 2011.

Income Taxes
The Issuer accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Issuer had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved. The Issuer had no material deferred tax liabilities. The Issuer’s NOL at December 31, 2010 was approximately $260,635 and it expires through the year 2020.

Statement of Cash Flows
For purposes of the statements of cash flows, the Issuer considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Issuer’s consolidated financial statements in conformity with generally accepted accounting principles requires the Issuer’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

2.        Plan of Operation for the 2011 Fiscal Year

The Issuer’s plan of operation for the 2011 fiscal year is to: (1) acquire certain studio and broadcast equipment necessary for the fulfillment of its 10 year content licensing and distribution agreement between and amongst the Issuer’s Media Force unit’s Black Financial News TV Network® and Vivicast Media, LLC.

The Issuer intends to acquire certain studio and broadcast equipment necessary for the fulfillment of its 10 year content licensing and distribution agreement between and amongst the Issuer’s DLFA Industries’ unit’s Dream League TV Network and Vivicast Media, LLC.  The Dream League TV Network serves as a game broadcast platform for the Dream League Football Association, a professional football league structured to have twenty (20) teams located in twenty (20) of the top consumer markets in North America. The Dream League Football Association players are intended to wear the Issuer’s SCOR Brands unit’s SCOR brand footwear as the official shoe of the Dream League Football Association.

The Issuer intends to acquire certain IPTV broadcast equipment necessary for the implementation and operation of its 100+ channels, pay television programming and distribution platform. Each of the Issuer’s Media Force unit’s current and future programming networks shall also separately distribute their content from its captive market programming and distribution platform.

The Issuer’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Issuer intends to continue to look for opportunities to produce and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates. The Issuer’s cash requirements have been funded to date by its principal stockholder.  The Issuer generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Issuer intends to attempt to borrow these funds from affiliates of the Issuer and third party lenders, as well as, access both the public and private debt and equity capital markets, through its ESOP Trust, when and where available.  Should the Issuer be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition. Regardless of whether any funding is received, the Issuer’s major stockholder has committed to provide funding required which allows the Issuer to continue as a going concern.

CITIZENS CAPITAL CORP.
(a development stage company)

3.        Acquisition

In July 2000, the Issuer acquired the assets and operations of a printing business for $31,000 for integration with its Media Force unit.  The acquisition was accounted for as a purchase and the operations are consolidated with those of the Issuer beginning July 1, 2000.

Due to a general decline in the commercial printing business subsequent to the terrorist attacks of September 11, 2001 and the corresponding softening of the United States economy, combined with the introduction of new, self service consumer, as well as, new, in house business printing technologies, the Issuer’s commercial printing operation experienced multiple quarters of un-profitability. As such, the Issuer made the strategic decision to re-deploy its resources and discontinue its Media Force unit’s commercial printing operation effective the period ended December 31, 2003.

For the period ended March 31, 2011, the Issuer has no current or pending acquisitions transactions under consideration.

4.        Credit Card Cash Advances

The Issuer, through its Landrush Realty Corporation subsidiary unit, has cash advances from a credit card outstanding at December 31, 2000 of $38,418.  These advances bear interest at 19.8% per annum as of December 31, 2000.  As of December 31, 2000, the Issuer discontinued active use and/or further cash advances from said credit card as a funding source. However, said credit card balance outstanding shall continue to accrue annual interest payable at 19.8 per annum. For the period ended December 31, 2003, interest payable on the credit card principal balance outstanding was $26,322.

On November 22, 2004, the Issuer’s principal officer reached agreement with credit card provider to restructure the annual interest rate charge, charged on the annual outstanding card balance, from 19.8% per annum to 5% per annum and convert the repayment term of said current outstanding credit card balance to a 10 year term with a maturity date of November 22, 2014.  Per the terms of the agreement, the Issuer many repay the full outstanding credit card balance, with accrued interest, at any time prior to the maturity date of November 22, 2014.  As of its period ended December 31, 2004, the Issuer re-classified and recorded the existing outstanding credit card balance, with accrued interest payable, as a long term liability of the Issuer.  Total Credit Card loan Principal and Accrued Interest Due as of the period ended the period ended March 31, 2011 is: $91,096.

5.0% Credit Card Loan; due November 22, 2014; payable in full at maturity with accrued interest.		$38,418

Credit Card; Interest Payable for the Period ended December 31, 2010.	$4,338
Credit Card; Accrued Interest Payable through the Period ended December 31, 2010.		52,678

Total Principal and Accrued Interest Due - as of the period ended March 31, 2011.		$91,096

5.        Advances from Stockholder

The Issuer received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Issuer. For the period ended March 31, 2011 advances from stockholder outstanding was $8,720.

6.        Stockholders’ Loans

The Issuer has received unsecured loans from stockholders in the following original dates and amounts; interest rates and maturity dates:

8.50% loan dated May 22, 2000, due June 2003, payable in monthly installments of $616 beginning June 2000.	$19,514

8.50% loan dated June 28, 2000, due July 2002, payable in monthly installments of $327 beginning August 2000.	7,200
$26,714

Aggregate maturities or stockholder loans at December 31, 2000 are due in future years as follows:

2001	$14,653
2002	9,045
2003	3,016
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding.  As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified and recorded for the period as a long term liabilities of the Issuer.  For the period ended the period ended March 31, 2011, stockholder loans outstanding, including accrued interest, was $35,154.

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest		$26,714

Stockholder loan; Interest Payable for the Period ended December 31, 2010.	$1,352
Accrued Interest Payable through the Period ended December 31, 2010.		8,440

Total Principal and Accrued Interest Due - as of the period ended March 31, 2011.		$35,154

7.        Employee Stock Ownership Plan and Note Receivable1

The Issuer has an Employees Stock Ownership Plan (“ESOP” or the “Plan”), which covers all employees with at least a year of consecutive service that are not covered by a collective bargaining agreement.  The Plan provides for an allocation of Company stock to all, but not only some, of each participant’s account of the greater of 15% or the maximum percentage allowable of participants’ eligible compensation. The Issuer, at its sole option and discretion may discontinue the ESOP and/or at its sole option and discretion, implement separate and/or additional employee stock ownership and/or stock purchase programs.  No shares have been allocated as of December 31, 2008 as there has been no compensation to employees.

On May 11, 1998 the Issuer sold 15,000,000 shares of its Class A common stock directly to the ESOP Trust at $3.34 per share in exchange for a five year, 14.5%, $50,100,000 promissory note.  The promissory note (ESOP Note Receivable1) was issued together with a security agreement fully collateralized by 15,000,000 shares of the Issuer’s common stock held by the ESOP Trust. The promissory note has a “liquidating call provision” which may be invoked by the Issuer or the note holder. The liquidating call provision gives the Issuer or the note holder the “demand right” to request that up to 15,000,000 shares of Citizens Capital Corp. common stock, held by the ESOP Trust, be liquidated to pay down the outstanding principal amount of the note and any accrued principal and interest thereof, any time the common shares are selling in the public or private capital marketplace at or above $5.00 per share. The initial face value of the promissory note has been recorded in the stockholders’ equity section of the accompanying balance sheet.

On November 14, 2001 and November 15, 2001 respectively, the ESOP Plan Trust sold in the open market, 10,000 shares on each day, of its equity interest in the Issuer’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $169.97.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable1, held by the Issuer.

On May 13, 2004, the ESOP Plan Trust sold, in the open market, 1,500,000 shares of its equity interest in the Issuer’s Class A; common stock, held by the ESOP Trust for aggregate net proceeds of $117.49.  Proceeds from said stock sale, were utilized by the ESOP Trust to re-pay and reduce the principal amount of its outstanding Note Receivable1, held by the Issuer.

Shares of the Issuer’s Class A; common stock sold by the ESOP Plan Trust and applied to the re-payment of the outstanding balance of the Note Receivable1 due from ESOP Trust as of the period ended March 31, 2011 were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against ESOP Note Receivable1 Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
05/13/2004	1,500,000	$117.49	$117.49
Total			$287.46

For the period ended the period ended March 31, 2011, ESOP Note Receivable1 balance outstanding was $50,099,712.

8.        Stockholders’ Equity

Preferred Stock
On November 1, 1994, the Issuer issued 1,000,000 shares of its Class A, 7 1/4%, $1.00 cumulative preferred stock. Each share of preferred stock includes a warrant which entitles the holder to purchase one share of common stock at $0.01 per share.

The holders of the preferred stock are entitled to receive out of legally available funds of the Issuer, dividends at an annual rate of $0.0725 per share or $72,500 annually, payable quarterly in arrears, on a cumulative basis.  Dividends on the preferred stock have not been declared or paid and have not been accrued in the accompanying financial statements because the Issuer has no surplus from which dividends can legally be paid.

The preferred stock was initially scheduled to be repaid on December 31, 1999. However, as permitted by the terms of the preferred stock, in excess of 66-2/3% of the holders of the preferred stock elected to eliminate any repayment requirement.  The Issuer may, at its election, redeem the preferred stock in whole, but not in part, at a 7-1/4% premium, so long as the cumulative dividends have been declared and paid.

The Issuer has authorized but unissued, 4,000,000 shares of preferred stock which may be issued in such series and preferences as determined by the Issuer’s board of directors.

Cumulative dividends in arrears as of the period ended March 31, 2011, are $1,182,914.

Common Stock
At December 31, 1996, the Issuer had 22,500,000 Class A, no par, $0.01 stated value shares issued and outstanding.

On November 14, 1997, the Issuer issued 3,000,000 additional shares of its Class A, no par, $0.01 stated value common stock, to three institutional investors in exchange for the full conveyance of production, marketing, distribution and trade rights to certain brand and service marks.

On May 3, 1998, the Issuer voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis.  The aggregate number of the Class A; no par value; common shares outstanding after the split were 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

On May 8, 1998, the Issuer sold 15,000,000 shares of Class A, no par, $0.01 stated value common stock directly to its ESOP at $3.34 per share (see Note 7).

CITIZENS CAPITAL CORP.
(a development stage company)

On January 5, 2001, the Issuer finalized a joint venture, research and development agreement with Far Reach Technologies Inc. (the “JV Group”) for the research and development of broadband video broadcast technologies and the development of a multi-channel, direct to home, broadcast TV platform to be deployed over existing internet protocol (IP) networks. In order to facilitate the acquisition of certain assets and equipment, essential operational personnel and working capital, the Issuer agreed to issue 1,500,000 shares of its common stock to the JV Group in exchange for certain future master development rights and management control of the current JV Group or any of its future successors, if any.

On January 25, 2001, the Issuer entered into a website design, marketing and E-Business development services agreement related to the development and implementation of the Issuer’s corporate presence and E-Business relationships on the world wide web. In exchange for the delivery and full execution and implementation of said design, marketing, development and E-Business services, the Issuer agreed to issue 1,012,500 shares of its common stock.

In order to facilitate its growth and working capital requirements, the Issuer entered into a funding agreement with its SCOR Brands Inc. (“SCOR”) branded footwear subsidiary unit on August 1, 2001. Pursuant to said agreement, the Issuer agreed to issue 5,000,000 shares of its common stock to SCOR in exchange for 10,000,000 shares of SCOR common stock. To facilitate the private placement, pre-registration and pre-public market movement of SCOR common shares between and amongst qualified institutional investors, 30,000,000 aggregate shares of the Issuer’s SCOR unit common stock outstanding were reclassified as a 144A security (CUSIP #784026106) and received a NASD portal market designation for secondary market trading of the security on November 8, 2001.  The Issuer holds 29,233,334 shares of SCOR Brands, Inc.; 144A common stock or 97.4% of said common stock outstanding.

As of the period ended March 31, 2011, the Issuer had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

Stock Options
Effective December 1, 1998, the Issuer adopted a stock option plan, which provides for a maximum of 2,000,000 shares to be issued under the plan. The Issuer granted options to four directors on December 1, 1998 to acquire a total of 400,000 shares of common stock.  The exercise price is $1.50 per share.  The options may be exercised based on the following schedule: 25% vest immediately, 25% vest after two years, 25% vest after three years, and 25% vest after four years.  Options of 100,000 shares of common stock were canceled during fiscal year 2000 while options for 100,000 common shares under the same option plan were granted to a third party consultant on July 1, 2000.  At December 31, 2000, 175,000 options are exercisable.  No options had been exercised as of December 31, 2000.  The Issuer has estimated the fair value of the options issued in 1998 to be immaterial at the date of grant.  The Issuer estimated the fair value of the options granted in 2000 to be approximately $97,000 at the date of grant. The Issuer recorded an expense of $30,100 for the effect of these options for the year ended December 31, 2000.

For the period ended March 31, 2011, the Issuer did not grant nor issue any additional stock options.

9.        Commitment

CITIZENS CAPITAL CORP.
(a development stage company)

The Issuer has entered into a lease agreement for the printing shop operations.  The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

The Issuer’s lease agreement expired effective December 31, 2003.  As such, subsequent to the period ended December 31, 2003, the Issuer no longer recognized nor notated the value of said lease commitment on its balance sheet as a potential long term liability. At the expiration of said lease agreement for the period ended December 31, 2003, the Issuer leases its administration office accommodations on a month to month basis.  As of the period ended March 31, 2011, the Issuer has no current lease commitment for which it records a contingent liability.
.
10.      OTHER ASSETS - INVESTMENTS

On December 28, 2009, the Issuer entered into a Sell/Purchase Agreement (the “Purchase Agreement”) with DLFA Industries Inc. (“Industries”), a newly formed entity organized under the Laws of the State of Texas.  Pursuant to the terms of the Purchase Agreement, the Issuer agreed to sale, to Industries, all of the tangible and intangible assets (the “Assets”) of the Dream League Football Association, professional football league (the “League”) in exchange for the issuance of an aggregate of 250,000,000 shares of Industries’ common stock to the Issuer @ $0.20 per share or an aggregate common stock share value of $50,000,000, as payment in full, thereby causing Industries to hold 250,100,000 Industries common shares and thence become a 100% percent, wholly-owned subsidiary of the Issuer as of December 31, 2009.  Pursuant to a Form D; Notice of Securities Sales notice filed on January 7, 2010 with the Securities and Exchange Commission, Industries common stock, issued to the Issuer, were allocated in the following amounts and price per share pursuant to Regulation D; Rule 230.504 and 230.506 respectively, of the Securities Act of 1933, as amended.

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Issuer accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Issuer and Industries.  Thereby, for the period ended December 31, 2009, the Issuer recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries.

11.      OTHER ASSETS – NOTE RECEIVABLE2 FROM ESOP TRUST

On December 31, 2009, the Citizens Capital Corp. 1998 Employee Stock Ownership Trust, (the "ESOP Trust") entered into a $18,863,700; 4 year; 0% percent promissory note (the "ESOP Note2"), with Citizens
Capital Corp., (the Issuer) in exchange for a $30,000,000 issue of the Issuer’s Series 2010A; 7% Percent; $1,000 Par Value; Convertible; Callable; 144A;  First Mortgage Bonds Due 2020.

CITIZENS CAPITAL CORP.
(a development stage company)

Said ESOP Note2 is secured by and subject to the terms and conditions of a separate Security Agreement (the "Security Agreement") dated December 31, 2009 between and amongst the Issuer and the ESOP Trust.

The Transaction

For an effective fourteen percent (14%) rate of return ($628.79 per $1,000 par value amount) on the $30,000,000 principal; face amount value of its seven percent (7%); Series 2010A Bonds or a re-marketing bond discount in the amount of $11,136,300, the Issuer agreed to sale, to the ESOP Trust for the purpose of re-marketing said Series 2010A Bonds on a secondary market basis to certain Qualified Institutional Buyers (QIBs), $30,000,000 aggregate principal amount of its 7% Percent; $1,000 Par Value; Series 2010A; Convertible; Callable; 144A; First Mortgage Bonds Due 2020 (the "Bonds") at $628.79 for each 30,000; $1,000 par value or an aggregate value of $18,863,700.

Each $1,000 Par Value Bond is convertible at $5.00 per share into 200 shares of the Issuer's Class A; no par; common stock or an aggregate of 6,000,000 common shares.

Each $1,000 Par Value Bond; of an aggregate of 30,000 bonds, is callable, by the Issuer, at Par plus a 7% percent premium or $1,070 for a total aggregate amount of $32,100,000.

Disposition of Series 2010A Bonds

In order to reduce the outstanding, principal loan balance of the ESOP Note2 payable to the Issuer, the ESOP Trust may liquidate on a secondary market basis, at any time in the institutional, capital market place, up to $30,000,000 aggregate principal value of its Citizens Capital Corp.; 7% Percent; $1,000 Par Value; Series 2010A; Convertible; Callable; 144A; Secured; First Mortgage Bonds Due 2020 held.

Liquidating Call Provision

Pursuant to the provision of the ESOP Note2 and the Security Agreement thereof, the Issuer or the assigned Note holder of record thereof, shall have the "demand" right to require the ESOP Trust to liquidate on a secondary market basis, at any time, up to "ALL" of it $30,000,000 aggregate principal amount of its: 7% Percent; $1,000 Par Value; Series 2010A; Convertible; Callable; 144A; Secured; First Mortgage Bond holdings.

If said Series 2010A Bonds are not successfully re-marketed by the ESOP Trust to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, in whole or in part, the debt balance remaining related to the Series 2010A Bonds issuance, as well as, the note receivable2 and liability thereof shall be extinguished.

12.      INTANGIBLE ASSETS

Brands, Rights and Services

CITIZENS CAPITAL CORP.
(a development stage company)

The Issuer, through its interest in Landrush Realty Corporation, owns the registered trademark, distribution and exclusive marketing rights to The Texas Home Equity ReFund®, The Cash-Out Mortgage ReFinancer® and The Home Equity Cashier® home equity product marks.

The Issuer, through its interest in Media Force Sports & Entertainment Inc, owns the registered trademark, distribution and exclusive marketing rights to the Black Financial-News® magazine publication.  During the Issuer’s 2006 fiscal year, its Media Force unit discontinued production of its Black Financial News® magazine publication.  On January 1, 2007, the Issuer’s Media Force unit completed transformation and conversion of its Black Financial News magazine publication into the Black Financial News® Network video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.

The Issuer, through its interest in SCOR Brands Inc., owns the registered trademark, distribution and exclusive marketing rights to the SCOR® brand line of athletic shoes and apparel.

The Issuer accounts for the value of the trademarked products and the corresponding exclusive marketing and distribution rights based on the registration costs, which totaled $400. This intangible asset for the Landrush; Media Force and SCOR trademarks, brands and rights were fully amortized on a straight line basis through the period ended December 31, 2003.

On January 1, 2008, the Issuer’s Media Force unit completed transformation and conversion of its Black Financial News® magazine publication into the Black Financial News® Network (BFNN) video based website, a digital, financial and general news, information and advertising platform located at the following Company owned, internet domain: bfnnetwork.com.  For the period ended December 31, 2008, the Issuer accounted for the value of its internally developed Black Financial News® Network (BFNN) video based website based on initial contributed research, development, design and project implementation cost considerations which totaled $10,000.

On February 5, 2008, the Issuer officially completed the development of Dream League Football Association (DLFA), to include the design of its Dream League Football Association, league seal, the league brand, team logos for each of its twenty (20) initial teams, league website (dreamleaguefootball.com) and Dream League TV Network, game and programming broadcast channel.

The Issuer, through each of its twenty (20) DLFA teams, holds the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded teams and team logos. Each the Issuer’s named DLFA teams as they pertain to their team brands and current cities of operation, respectively, are listed as follows:

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

For the period ended December 31, 2008, the Issuer accounted for the value of its internally developed DLFA assets, twenty (20) DLFA teams, inclusive of the exclusive television and radio broadcast rights, product manufacturing, product marketing, product merchandising and product distribution rights for each of its twenty (20) uniquely branded DLFA teams and team logos based on  initial contributed research, development, design and project implementation cost considerations which totaled $25,000.

CITIZENS CAPITAL CORP.
(a development stage company)

On March 15, 2009, the Issuer’s Media Force unit completed the internal development of its Black Financial News TV Network®, a CNN (Cable News Network) styled, 24/7, daily, broadband video delivered, financial, business and general news broadcast center whose content is targeted towards the global, black consumer market.  For the period ended December 31, 2009, the Issuer accounted for the value of its internally developed Black Financial News® TV Network (BFNN) based on initial contributed research, development, design and project implementation cost considerations which totaled $25,000.

Goodwill

As a result of the December 28, 2009 dated asset purchase transaction, between and amongst the Issuer and DLFA Industries, Inc. (“Industries”) related to the sale of the intangible assets of the Dream League Football Association (DLFA) in exchange for 250,000,000 shares of Industries’ common stock, the Issuer for the period ended December 31, 2009, eliminated the net amortized value of said DLFA intangible assets of $20,250. As such, the Issuer subsequently experienced a loss of $4,750 related to the disposition of said DLFA intangible assets which was reflected as a charge to the Issuer’s income for the period ended December 31, 2009.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Issuer accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Issuer and Industries.  Thereby, for the period ended December 31, 2009, the Issuer recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries. Further, for the period ended December 31, 2009, the Issuer recorded a value of $4,760 ($25,010 minus $20,250) under the “Goodwill” section of its balance sheet representing the differential between the $20,250 disposal value of the Issuer’s DLFA intangible assets and the $25,010 acquisition value of the Issuer’s common equity investment interest in Industries’, at par value.

Net intangible assets for the period ended the period ended March 31, 2011 was $31,824.

Schedule of Intangible Assets

Intangible Value of Black Financial News® Network (BFNN) video based website assets at December 31, 2008		$10,000

Amortization of Intangible Value of Black Financial News® Network (BFNN) video based website assets for the Period ended December 31, 2010 / Accumulated amortization.	$(810)	(2,710)
Intangible Value of Black Financial News® Network (BFNN) video based website (less) accumulated amortization through the Period ended December 31, 2010.		7,290

Intangible Value of Dream League Football Association (DLFA) assets at December 31, 2008		$25,000
Amortization of Dream League Football Association (DLFA) for Period ended December 31, 2009 / Accumulated amortization.	$-	(4,750)
Intangible Value of Dream League Football Association (DLFA) assets (less) accumulated amortization through the Period ended December 31, 2009.		20,250
Sale/Disposal of Intangible Asset – December 31, 20009		(20,250)
Net Intangible Value of Dream League Football Association (DLFA) asset for the period ended December 31, 2010.		- 0 -

Intangible Value of Black Financial News® TV Network assets at December 31, 2009		$25,000
Amortization of Intangible Value of Black Financial News® TV Network (BFNN) for the Period ended December 31, 2010 / Accumulated amortization.	$(2,250)	(4,750)
Intangible Value of Black Financial News® TV Network (BFNN) (less) accumulated amortization through the Period ended December 31, 2010.		20,250

Intangible Value of DLFA - Goodwill December 31, 2009		$4,760
Amortization of Intangible Value of DLFA – Goodwill for the Period ended December 31, 2010 / Accumulated amortization.	$(476)	(476)
Intangible Value of DLFA-Goodwill (less) accumulated amortization through the Period ended December 31, 2010.		4,284

Net Intangible Asset Value at March 31, 2011		$31,824

13. SERIES 2010A; 144A BOND ISSUANCE

In order to fund and facilitate its corporate acquisition initiatives and debt capital requirements, the Issuer has duly authorized and caused to be established, a Series Bond Indenture (“Indenture”), which provides for the issuance from time to time of its unsecured debentures, secured bonds or other evidences of indebtedness (herein called the “Debt Securities”), to be issued in one or more series as provided by said Indenture.

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

CITIZENS CAPITAL CORP.
(a development stage company)

CUSIP Number:                           174445AA4

Purpose: The Issuer’s Series 2010A Bonds were issued in order to 1) facilitate and fund the Issuer’s program of acquisition; 2) for working capital and 3) for general corporate purposes.

Conversion: The Series 2010A Bonds are convertible at US $5.00 per share into 200 shares of the Issuer’s common stock (OTC:CAAP) per each $1,000 par value bond held for an aggregate of 6,000,000 shares of the Issuer’s common stock. Said conversion shares shall be converted on a “Non Dilutive” basis from currently issued and/or outstanding shares of the Issuer’s common stock totaling 48,022,500. The source of said conversion shares, if converted, may be derived from the Issuer’s treasury stock and/or on a “demand” call basis from shares held and provided by the Issuer’s Citizens Capital Corp. 1998 ESOP Trust.

Maturity Date: The maturity date for the Issuer’s Series 2010A bonds is: December 31, 2020.

Denomination: The Issuer issued an aggregate of 30,000 of its Series 2010A Bonds in denominations of $1,000 for a total aggregate value of $30,000,000.

Use of Proceeds: The Issuer intends to use net proceeds from its Series 2010A Bond issuance and/or the proceeds from the secondary market, re-marketing thereof the in the following manner:

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

Interest: Annual face value, interest payable on the Issuer’s Series 2010A 7%; Bonds is US $2,100,000; payable semi-annually in the amount of US $1,050,000.  Said semi-annual interest payments are payable on June 15th and December 15th of each year.  Interest payments on the Series 2010A Bonds shall commence beginning on the first interest payment date subsequent to the secondary, re-marketing of said Series 2010A Bonds, by the initial Series 2010A Bond purchaser.

Callable:                 The Bonds are callable at any time, by the Issuer, at a 7% percent premium or US $1,070.00 per each $1,000.00 par value bonds held by registered and/or beneficial holder interest bondholders thereof for an aggregate value of US $32,100,000.

Delivery of Securities;

CITIZENS CAPITAL CORP.
(a development stage company)

Registration Status: The Issuer’s Series 2010A Bonds were initially delivered, by the Issuer, to the initial Series 2010A Bond purchaser in certificated form for each $1,000 Par Value purchased or an aggregate of 30,000 Series 2010A face amount Bonds.

The Series 2010A Bonds are restricted securities and may only be resold subject to registration, exchange or an exemption from the requirements of registration. As a 144A designated security, the Bonds may only be resold to Qualified Institutional Buyers (QIBs) pursuant to Rule 144A as promulgated under the Securities Act of 1933 (the “Act”), as amended.

The Issuer does not intend to register the Bonds pursuant to the Securities Act of 1933 (the “Act”), as amended, unless request is made and received in writing by more than fifty percent (50%) of Series 2010A registered and/or beneficial interest bondholders.

The Issuer at its sole discretion; at the request of the initial Series 2010A Bond purchaser; or at the request of certain secondary market Series 2010 Bond purchasers, move designate the Series 2010A Bonds as a Global Security with the Depository Trust Company (DTC). As a 144A, Global Security, the Bonds may trade freely amongst QIBs, as well as, have book-entry clearing and settlement through the DTC.

If said Series 2010A Bonds are not successfully re-marketed by the ESOP Trust to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, in whole or in part, the debt balance remaining related to the Series 2010A Bonds issuance and note receivable2 and the liability thereof shall be extinguished.

        14.      DISCOUNT ON SERIES 2010A; 144A BOND ISSUANCE

Pursuant to a December 31, 2009 dated Bond Purchase agreement between Citizens Capital Corp. ESOP Trust (“ESOP Trust”) and the Issuer, as Bond Issuer, the Issuer sold to the ESOP Trust, a $30,000,000 issue of its 7%; $1,000 par value; Series 2010A; convertible; callable; 144A; First Mortgage Bonds due 2020 (the “Series 2010A Bonds”).

To facilitate the secondary re-marketing of said Series 2010A Bonds on a best-efforts basis by the ESOP Trust, to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, the Issuer sold said Series 2010A bonds at a price of $18,863,700, representing a fourteen percent (14%) rate of return and discount on the $30,000,000 principal; par value of the seven percent (7%); Series 2010A Bonds in the amount of $11,136,300, or $628.79 per each $1,000 par value amount of said Series 2010A Bonds.

Interest on the Series 2010A Bonds is calculated utilizing the “effective interest rate” accounting method and is payable semi-annually for a period of ten (10) years and full amortization of the $11,136,300 bond discount is amortized for twenty (20) semi-annual periods.  Scheduled semi-annual interest payments for the period, plus, the amortized portion of the bond discount is charged by the Issuer to interest expense for each annual period ended December 31 while the Series 2010A Bonds remain outstanding, in whole or part.

If said Series 2010A Bonds are not successfully re-marketed by the ESOP Trust to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, in whole or in part, the debt balance remaining, if any, related to the Series 2010A Bonds issuance and the liability thereof shall be extinguished.

CITIZENS CAPITAL CORP.
(a development stage company)

For the period ended December 31, 2009 and December 31, 2010, annual interest payable and amortized bond discount for the Series 2010A Bonds was $0 and $0 respectively.

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

15.      Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Issuer’s financial instruments, as measured on March 31, 2011, are as follows:

Note Receivable2 and advances from stockholder – The fair values approximate carrying amounts because of the short maturity of those instruments.

Credit card cash advances;  loans from stockholders and Series 2010A Bonds – the fair values approximate carrying values due to the use of prevailing interest rates.

16.      Concentrations

The Issuer’s revenue for the period were  generated primarily from its Media Force unit, thus the Issuer may be said to have a concentration as it relates to revenues generated by business segment. During the period, the Issuer actively marketed, developed and pursued business for the Issuer, its DLFA segment and both its Media Force and SCOR units.

17.      Subsequent Events

The Issuer does not report any material events which occurred subsequent to the period ended March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A.  Plan of Operation.

The following discussion of the financial condition and results of operations of the Issuer for its fiscal quarter ended March 31, 2011 should be read in conjunction with the Financial Statements and the related Notes thereto located in this disclosure statement. Operations since inception have primarily included expenditures related to operations and the internal development of the Issuer’s assets and proposed business ventures, research; and the development of its prototype branded products and services. The Issuer’s operations since March 31, 2011, include an active interest in its Media Force unit’s Black Financial News Network website and completion of the internal development of its Black Financial News TV Network, as well as, operation of its DLFA Industries unit’s Dream League Football website and completion of the internal development of its Dream League Football Association, professional football league and its Dream League TV game programming Network.

CITIZENS CAPITAL CORP.
(a development stage company)

Further, the Issuer’s operations since January 1, 2010 included completion of the internal development of its Media Force Sports & Entertainment TV; 100+ channels; subscriber based; IPTV, pay television, sports and entertainment, programming and distribution platform.

The Issuer’s Landrush unit is currently evaluating, for acquisition, various commercial, multi-family residential and hotel real estate purchase opportunities.

The Issuer has previously completed the development of its SCOR brand line of footwear and apparel. The Issuer contemplates its SCOR brand footwear being the official shoe of its DLFA Industries unit’s Dream League Football Association, professional football league.

B.  Management’s Discussion and Analysis of Financial Condition and Result of Operations.

Liquidity and Capital Resources

Since its inception, the Issuer has financed its operations primarily from the sale of its common stock, contributions and from the cash contributions of its principle stockholder. For the period ending March 31, 2011, contributions from its principal stockholder totaled $359. The Issuer had ($71,745) in cash as of March 31, 2011.

The Issuer’s operating activities generated a net loss of ($359) for the fiscal quarter ended March 31, 2011. Losses generated during this period were due to administrative and operating expenses exceeding revenue for the reported periods.

As of the Issuer’s fiscal quarter ended March 31, 2011, the Issuer’s products and services have not been fully introduced, marketed and/or distributed into the consumer market place and thus have not generated a significant level of revenues streams necessary to offset administrative and operating expenses through the Issuer’s fiscal quarter ended March 31, 2011. During fiscal year 2011, the Issuer’s plans to introduce and publicly market its 1) subscriber based Black Financial News TV Network; 2) Dream League Football Association, professional football league; 3) Dream League TV Network; 4) 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform.

For the fiscal quarter ended March 31, 2011, the Issuer used ($0) for investing activities.  As a development stage company, the Issuer has not yet generated sufficient cash from operations to initiate a material level of investing activities.

At March 31, 2011, the Issuer’s level of cash reserves and liquid working capital may not be sufficient to allow the Issuer to introduce and publicly market its developed products and services into the consumer market place. During fiscal year 2011, the Issuer intends to pursue the secondary re-marketing of both equity and debt held by its ESOP Trust, continue to pursue lines of credit from third party lenders; pursue both short term and/or long term borrowings from institutional investors necessary to fund its working capital requirements and the introduction of its branded products and services in to the consumer market place.

As of the fiscal quarter ended March 31, 2011, the Issuer did not have a material level of commitments for capital expenditures. However, during its 2011 fiscal year, the Issuer anticipates making initial capital expenditures of approximately $520,000 for the purchase of certain studio and broadcast equipment related to 1) its Black Financial News TV Network; 2) its Dream League TV Network; and 3) its 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform. The Issuer anticipates that the capital necessary for its acquisition initiatives and the further introduction of its products and/or services into the consumer marketplace shall be derived from the anticipated proceeds received from the secondary, re-marketing, to both institutional and accredited investors, of its common equity and Series 2010A Bonds, held by it ESOP Trust, as selling holder.

CITIZENS CAPITAL CORP.
(a development stage company)

Result of Operations

The Issuer is a development stage company whose internally developed assets, branded products and services have not been advertised, promoted or introduce fully into the consumer marketplace as of its fiscal quarter ended March 31, 2011. As such, revenue generated as a result of the Issuer’s internally developed assets, branded products and services did not generate a material level of operating revenue during this period.

For the fiscal quarter ended March 31, 2011, the Issuer’s DLFA Industries unit contributed $0 to the Issuer’s operating revenue for the period.

Administrative and operating expenses outpaced revenues resulting in net losses of ($359) for the Issuer’s fiscal quarter ended March 31, 2011.

During the fourth quarter of fiscal year 2011, the Issuer anticipates making capital expenditures of approximately $520,000 related to the purchase of studio and broadcast equipment related to 1) its Black Financial News TV Network; 2) its Dream League TV Network; and 3) its 100+ channels; Media Force Sports & Entertainment TV (MFS&E TV) IPTV, subscriber based; sports and entertainment, video programming and distribution platform.

It is the Issuer’s opinion that at the event in which its internally developed assets, products and services are fully introduced, advertised, and distributed into the market place, there shall be a corresponding increase in the Issuer’s revenue and profitability. Further, it is the Issuer’s objective to initiate and pursue a program of growth and acquisition which will allow the Issuer to add, to its current holdings, various operating companies and/or operating assets thereby allowing the Issuer to “acquire” revenue.

C.  Off-Balance Sheet Arrangements.

SERIES 2010A; 144A BOND ISSUANCE

In order to fund and facilitate its corporate acquisition initiatives and debt capital requirements, the Issuer has duly authorized and caused to be established, a Series Bond Indenture (“Indenture”), which provides for the issuance from time to time of its unsecured debentures, secured bonds or other evidences of indebtedness (herein called the “Debt Securities”), to be issued in one or more series as provided by said Indenture.

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

CITIZENS CAPITAL CORP.
(a development stage company)

CUSIP Number:                           174445AA4

Purpose:  The Issuer’s Series 2010A Bonds were issued in order to 1) facilitate and fund the Issuer’s program of acquisition; 2) for working capital and 3) for general corporate purposes.

Conversion: The Series 2010A Bonds are convertible at US $5.00 per share into 200 shares of the Issuer’s common stock (OTC:CAAP) per each $1,000 par value bond held for an aggregate of 6,000,000 shares of the Issuer’s common stock. Said conversion shares shall be converted on a “Non Dilutive” basis from currently issued and/or outstanding shares of the Issuer’s common stock totaling 48,022,500. The source of said conversion shares, if converted, may be derived from the Issuer’s treasury stock and/or on a “demand” call basis from shares held and provided by the Issuer’s Citizens Capital Corp. 1998 ESOP Trust.

Maturity Date: The maturity date for the Issuer’s Series 2010A bonds is: December 31, 2020.

Denomination: The Issuer issued an aggregate of 30,000 of its Series 2010A Bonds in denominations of $1,000 for a total aggregate value of $30,000,000.

Use of Proceeds: The Issuer intends to use net proceeds from its Series 2010A Bond issuance and/or the proceeds from the secondary market, re-marketing thereof the in the following manner:

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

Interest: Annual face value, interest payable on the Issuer’s Series 2010A 7%; Bonds is US $2,100,000; payable semi-annually in the amount of US $1,050,000. Said semi-annual interest payments are payable on June 15th and December 15th of each year. Interest payments on the Series 2010A Bonds shall commence beginning on the first interest payment date subsequent to the secondary, re-marketing of said Series 2010A Bonds, by the initial Series 2010A Bond purchaser.

Callable: The Bonds are callable at any time, by the Issuer, at a 7% percent premium or US $1,070.00 per each $1,000.00 par value bonds held by registered and/or beneficial holder interest bondholders thereof for an aggregate value of US $32,100,000.

CITIZENS CAPITAL CORP.
(a development stage company)

Delivery of Securities;

Registration Status: The Issuer’s Series 2010A Bonds were initially delivered, by the Issuer, to the initial Series 2010A Bond purchaser in certificated form for each $1,000 Par Value purchased or an aggregate of 30,000 Series 2010A face amount Bonds.

The Series 2010A Bonds are restricted securities and may only be resold subject to registration, exchange or an exemption from the requirements of registration. As a 144A designated security, the Bonds may only be resold to Qualified Institutional Buyers (QIBs) pursuant to Rule 144A as promulgated under the Securities Act of 1933 (the “Act”), as amended.

The Issuer does not intend to register the Bonds pursuant to the Securities Act of 1933 (the “Act”), as amended, unless request is made and received in writing by more than fifty percent (50%) of Series 2010A registered and/or beneficial interest bondholders.

The Issuer at its sole discretion; at the request of the initial Series 2010A Bond purchaser; or at the request of certain secondary market Series 2010 Bond purchasers, move designate the Series 2010A Bonds as a Global Security with the Depository Trust Company (DTC). As a 144A, Global Security, the Bonds may trade freely amongst QIBs, as well as, have book-entry clearing and settlement through the DTC.

If said Series 2010A Bonds are not successfully re-marketed by the ESOP Trust to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, in whole or in part, the debt balance remaining related to the Series 2010A Bonds issuance and note receivable2 and the liability thereof shall be extinguished.

DISCOUNT ON SERIES 2010A; 144A BOND ISSUANCE
Pursuant to a December 31, 2009 dated Bond Purchase agreement between Citizens Capital Corp. ESOP Trust (“ESOP Trust”) and the Issuer, as Bond Issuer, the Issuer sold to the ESOP Trust, a $30,000,000 issue of its 7%; $1,000 par value; Series 2010A; convertible; callable; 144A; First Mortgage Bonds due 2020 (the “Series 2010A Bonds”).

To facilitate the secondary re-marketing of said Series 2010A Bonds on a best-efforts basis by the ESOP Trust, to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, the Issuer sold said Series 2010A bonds at a price of $18,863,700, representing a fourteen percent (14%) rate of return and discount on the $30,000,000 principal; par value of the seven percent (7%); Series 2010A Bonds in the amount of $11,136,300, or $628.79 per each $1,000 par value amount of said Series 2010A Bonds.

Interest on the Series 2010A Bonds is calculated utilizing the “effective interest rate” accounting method and is payable semi-annually for a period of ten (10) years and full amortization of the $11,136,300 bond discount is amortized for twenty (20) semi-annual periods.  Scheduled semi-annual interest payments for the period, plus, the amortized portion of the bond discount is charged by the Issuer to interest expense for each annual period ended December 31 while the Series 2010A Bonds remain outstanding, in whole or part.

If said Series 2010A Bonds are not successfully re-marketed by the ESOP Trust to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, in whole or in part, the debt balance remaining, if any, related to the Series 2010A Bond issuance and the liability thereof shall be extinguished.

For the period ended March 31, 2011, annual interest payable and amortized bond discount for the Series 2010A Bonds was $0.

CITIZENS CAPITAL CORP.
(a development stage company)

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

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

Item 4. Controls and Procedures.

As of the Company’s fiscal quarter ended March 31, 2011, Executive Management of the Company hereby states that it is its corporate responsibility to establish and maintain adequate internal controls over financial reporting as it pertains to the operations of the Company.

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

For the Company’s first fiscal quarter ended March 31, 2011, it is Executive Management’s assessment that the internal controls over the Company’s financial reporting process are effective. While Executive Management of the Company believes that the internal controls over the Company’s financial reporting process are effective, Executive Management believes that the level of reporting efficiency, in terms of automated financial reporting systems, can be improve the efficiency of the Company’s period end reporting and reduce the time necessary to close out both its quarterly and year end reporting process.

For the Company’s first fiscal quarter ended March 31, 2011, Executive Management of the Company hereby states that it has not identified nor made any changes in the Company’s internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CITIZENS CAPITAL CORP.
(a development stage company)

Item 4T.  Controls and Procedures

This temporary Item 4T expired on June 30, 2010.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

The following factors, among others, should be considered carefully in evaluating an investment in the Company’s securities. Please read the section in the Company’s 10-Q; Part II; Item 1A; entitled “Risk Factors”, each sub-caption there under, as well as, the Company’s un-audited financial statements located in its annual report filed with the SEC on or about September 12, 2011 for the period ended December 31, 2010 in conjunction with the notes to the financial statements thereof carefully before making a decision concerning the purchase of any of the Company’s securities.

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Removed and Reserved.

Not Applicable.  This item has been removed.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit (See Below)

EXHIBIT INDEX

See “Exhibit Index” on  page 37

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS CAPITAL CORP.
(a development stage company)

Date: September 11, 2011	By: _________________
Chief Executive Officer

Citizens Capital Corp.	By: /s/ Billy D. Hawkins
(Registrant)	Chief Executive Officer

EXHIBIT INDEX

Exhibit No	Description
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.