Form 10-Q
period 2011-06-30
CITIZENS CAPITAL CORP
filed 2011-09-15
CIK 925535

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   ☐        No   ☒

Number of shares outstanding of the issuer’s common stock as of June 1, 2011:  48,022,500 shares of common stock, no par value.

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

The balance sheet as of June 30, 2011; statements of operations and statement of cash flows for the second quarter ended June 30, 2011 and the period from inception (March 12, 1991) to June 30, 2011 were taken from the Company’s books and records without audit.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 2011; results of operations and cash flow for the second quarter ended June 30, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2010 located in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on or about September 11, 2011.

Index to Consolidated Financial Statements:

Page No.

Management’s Accounting Report	4

Financial Statements

Consolidated Balance Sheet	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	10

Item 1.  Financial Statements

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Issuer's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Issuer's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Issuer's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Issuer for the quarterly period ended June 30, 2011.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
August 11, 2011

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET

June 30, 2011

CURRENT ASSETS:
Cash	$(71,745)
Accounts receivable	0
Total current assets	(71,745)

OTHER ASSETS:
Investments – (Note 10)	25,010
Note Receivable2 from ESOP Trust - (Note 11)	18,863,700
Total other assets	18,888,710

PROPERTY AND EQUIPMENT, net of accumulated depreciation	-

INTANGIBLE ASSETS, net of accumulated amortization of: $7,936 - (Note 12)
Brands; Rights; Services and Contracts	27,540
Goodwill	4,284
Total intangible assets	31,824

Total assets	$18,848,789

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,327
Advances from stockholder	8,270
Total current liabilities	9,597

LONG TERM LIABILITIES:
Credit card cash advances – (Note 4)	38,418
Interest Payable – Credit card advances (Note 4)	52,678
Loans from stockholders – (Note 6)	26,714
Interest Payable - Stockholders’ Loans - (Note 6)	8,440
Series 2010A; 7% percent; $1,000 par value; convertible; callable; 144A; First Mortgage Bonds due 2020 - (Note 13)	30,000,000
Discount on Series 2010A; 144A Bond Issuance - (Note 14)	(11,136,300)
Total long term liabilities	18,989,950

Total liabilities	$18,999,547

COMMITMENT - (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225
Additional paid-in capital	48,817,177
Note receivable1 from ESOP – (Note 7)	(50,099,712)
Deficit accumulated during the development stage	(348,448)
Total stockholders’ deficit	(150,758)

Total liabilities and stockholders’ deficit	$(18,848,789)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	second Quarter Ended June 30,	Period from Inception (March 12, 1991) to
	2011	june 30, 2011

SALES	$0	$177,937

COST OF SALES	0	37,401

OTHER INCOME/(LOSS)	-	(8,707)

GROSS MARGIN	0	131,829

GENERAL AND ADMINISTRATIVE EXPENSES	575	480,277

NET LOSS	$(575)	$(348,448)

NET LOSS PER SHARE (basic and diluted)	$ *

                * Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended JUNE 30, 2011	Year Ended December 31, 2010	Period from Inception (March 12, 1991) to JUNE 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(575)	$(359)	$(348,448)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	575	359	140,352
Services paid for with stock and options			40,225
Depreciation and amortization			27,408
Amortization of Series 2010A; 144A bond discount			-
Loss on sale/disposal of equipment			20,242
Loss on sale/disposal of intangible assets - brands, rights, services, contracts			20,250
Changes in assets/liabilities
(Increase) decrease in accounts receivable		13	-
(Increase) decrease in prepaid expenses			-
(Increase) decrease in intangible assets – brands, rights, services, contracts	-	-	(60,400)
(Increase) decrease in intangible assets – Goodwill	-	-	(4,760)
(Increase) decrease in other assets - Note Receivable2 from ESOP	-	-	(18,863,700)
Increase (decrease) in accounts payable	-	-	1,327
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable – Credit card cash advances	-	-	52,678
Increase (decrease) in interest payable – Stockholders’ Loans			8,440
Net cash (provided) used by operating activities	-	13	(18,927,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Acquisition of common stock for intangible assets	-	-	(25,010)
Net cash used by investing activities	-	-	(59,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Stockholders Loans	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv1. by ESOP	-	-	288
Series 2010A; 7% percent 144A; bond issuance	-	-	30,000,000
Re-marketing discount on Series 2010A; 7% percent 144A; bond issuance	-	-	(11,136,300)
Net cash provided by financing activities	-	-	18,915,797

NET INCREASE/DECREASE IN CASH		13	(71,745)

CASH, beginning of period	(71,745)	(71,758)	-

CASH, end of period	$(71,745)	$(71,745)	$(71,745)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

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

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Issuer accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Issuer and Industries.  Thereby, for the period ended December 31, 2009, the Issuer recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries. For the period ended June 30, 2011, there was no public market value for Industries’ common stock.

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

CITIZENS CAPITAL CORP.
(a development stage company)

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the quarter ended June 30, 2011.

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

CITIZENS CAPITAL CORP.
(a development stage company)

3.    Acquisition

For the period ended June 30, 2011, the Issuer has no current or pending acquisitions transactions under consideration.

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

On November 22, 2004, the Issuer’s principal officer reached agreement with credit card provider to restructure the annual interest rate charge, charged on the annual outstanding card balance, from 19.8% per annum to 5% per annum and convert the repayment term of said current outstanding credit card balance to a 10 year term with a maturity date of November 22, 2014.  Per the terms of the agreement, the Issuer many repay the full outstanding credit card balance, with accrued interest, at any time prior to the maturity date of November 22, 2014.  As of its period ended December 31, 2004, the Issuer re-classified and recorded the existing outstanding credit card balance, with accrued interest payable, as a long term liability of the Issuer. Total Credit Card loan Principal and Accrued Interest Due as of the period ended the period ended June 30, 2011 is: $91,096.

5.0% Credit Card Loan; due November 22, 2014; payable in full at maturity with accrued interest.		$38,418

Credit Card; Interest Payable for the Period ended December 31, 2010.	$4,338
Credit Card; Accrued Interest Payable through the Period ended December 31, 2010.		52,678

Total Principal and Accrued Interest Due - as of the period ended June 30, 2011.		$91,096

5.      Advances from Stockholder

CITIZENS CAPITAL CORP.
(a development stage company)

The Issuer received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Issuer. For the period ended June 30, 2011 advances from stockholder outstanding was $8,720.

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
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding.  As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified and recorded for the period as a long term liabilities of the Issuer.  For the period ended the period ended June 30, 2011, stockholder loans outstanding, including accrued interest, was $35,154.

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest		$26,714

Stockholder loan; Interest Payable for the Period ended December 31, 2010.	$1,352
Accrued Interest Payable through the Period ended December 31, 2010.		8,440

Total Principal and Accrued Interest Due - as of the period ended June 30, 2011.		$35,154

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

Shares of the Issuer’s Class A; common stock sold by the ESOP Plan Trust and applied to the re-payment of the outstanding balance of the Note Receivable1 due from ESOP Trust as of the period ended June 30, 2011 were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against ESOP Note Receivable1 Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
05/13/2004	1,500,000	$117.49	$117.49
			Total $ 287.46

For the period ended the period ended June 30, 2011, ESOP Note Receivable1 balance outstanding was $50,099,712.

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

Cumulative dividends in arrears as of the period ended June 30, 2011, are $1,182,914.

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

As of the period ended June 30, 2011, the Issuer had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

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

For the period ended June 30, 2011, the Issuer did not grant nor issue any additional stock options.

9.      Commitment

The Issuer has entered into a lease agreement for the printing shop operations.  The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

The Issuer’s lease agreement expired effective December 31, 2003.  As such, subsequent to the period ended December 31, 2003, the Issuer no longer recognized nor notated the value of said lease commitment on its balance sheet as a potential long term liability. At the expiration of said lease agreement for the period ended December 31, 2003, the Issuer leases its administration office accommodations on a month to month basis.  As of the period ended June 30, 2011, the Issuer has no current lease commitment for which it records a contingent liability.

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

Net intangible assets for the period ended the period ended June 30, 2011 was $31,824.

Schedule of Intangible Assets

Intangible Value of Black Financial News® Network (BFNN) video based website assets at December 31, 2008		$10,000

Amortization of Intangible Value of Black Financial News® Network (BFNN) video based website assets for the Period ended December 31, 2010 / Accumulated amortization.	$(810)	(2,710)
Intangible Value of Black Financial News® Network (BFNN) video based website (less) accumulated amortization through the Period ended December 31, 2010.		7,290

Intangible Value of Dream League Football Association (DLFA) assets at December 31, 2008		$25,000
Amortization of Dream League Football Association (DLFA) for Period ended December 31, 2009 / Accumulated amortization.	$-	(4,750)
Intangible Value of Dream League Football Association (DLFA) assets (less) accumulated amortization through the Period ended December 31, 2009.		20,250
Sale/Disposal of Intangible Asset – December 31, 20009		(20,250)
Net Intangible Value of Dream League Football Association (DLFA) asset for the period ended December 31, 2010.		- 0 -

Intangible Value of Black Financial News® TV Network assets at December 31, 2009		$25,000
Amortization of Intangible Value of Black Financial News® TV Network (BFNN) for the Period ended December 31, 2010 / Accumulated amortization.	$(2,250)	(4,750)
Intangible Value of Black Financial News® TV Network (BFNN) (less) accumulated amortization through the Period ended December 31, 2010.		20,250

Intangible Value of DLFA - Goodwill December 31, 2009		$4,760
Amortization of Intangible Value of DLFA – Goodwill for the Period ended December 31, 2010 / Accumulated amortization.	$(476)	(476)
Intangible Value of DLFA-Goodwill (less) accumulated amortization through the Period ended December 31, 2010.		4,284

Net Intangible Asset Value at June 30, 2011		$31,824

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

Date	Annual Interest Payment @ 7% x Face Value (3.5% Semi- Annual Rate)	Semi- Annual Interest Expense @ 14% Rate of Return x Previous Year Book Value (7% Semi-Annual Rate)	Amortization of Bond Discount	Balance in Bond Discount Account	Face Value Balance in the Bonds Payable Account	Book Value of Bonds

Jan 1, 2011				$ 11,136,300	$30,000,000	$18,863,700

Jun 15, 2011	$1,050,000	1,320,459	270,459	10,865,841	$30,000,000	19,134,159
Dec 15, 2011	$1,050,000	1,339,391	289,391	10,576,450	$30,000,000	19,423,550

Jun 15, 2012	$1,050,000	1,359,649	309,649	10,266,801	$30,000,000	19,733,199
Dec 15, 2012	$1,050,000	1,381,324	331,324	9,935,477	$30,000,000	20,064,523

Jun 15, 2013	$1,050,000	1,404,517	354,517	9,580,960	$30,000,000	20,419,040
Dec 15, 2013	$1,050,000	1,429,333	379,333	9,201,627	$30,000,000	20,798,373

Jun 15, 2014	$1,050,000	1,455,886	405,886	8,795,741	$30,000,000	21,204,259
Dec 15, 2014	$1,050,000	1,484,298	434,298	8,361,443	$30,000,000	21,638,557

Jun 15, 2015	$1,050,000	1,514,699	464,699	7,896,744	$30,000,000	22,103,256
Dec 15, 2015	$1,050,000	1,547,228	497,228	7,399,516	$30,000,000	22,600,484

Jun 15, 2016	$1,050,000	1,582,034	532,034	6,867,482	$30,000,000	23,132,518
Dec 15, 2016	$1,050,000	1,619,276	569,276	6,298,206	$30,000,000	23,701,794

Jun 15, 2017	$1,050,000	1,659,126	609,126	5,689,080	$30,000,000	24,310,920
Dec 15, 2017	$1,050,000	1,701,764	651,764	5,037,316	$30,000,000	24,962,684

Jun 15, 2018	$1,050,000	1,747,388	697,388	4,339,928	$30,000,000	25,660,072
Dec 15, 2018	$1,050,000	1,796,205	746,205	3,593,723	$30,000,000	26,406,277

Jun 15, 2019	$1,050,000	1,848,439	798,439	2,795,284	$30,000,000	27,204,716
Dec 15, 2019	$1,050,000	1,904,330	854,330	1,940,954	$30,000,000	28,059,046

Jun 15, 2020	$1,050,000	1,964,133	914,133	1,026,821	$30,000,000	28,973,179
Dec 15, 2020	$1,050,000	2,028,123	978,123	48,698	$30,000,000	29,951,302

Jun 15, 2021	$1,050,000	1,098,698	48,698	0	$30,000,000	$30,000,000

15.                 Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Issuer’s financial instruments, as measured on June 30, 2011, are as follows:

CITIZENS CAPITAL CORP.
(a development stage company)

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

17.      Subsequent Events

The Issuer does not report any material events which occurred subsequent to the period ended June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A.  Plan of Operation.

The following discussion of the financial condition and results of operations of the Issuer for its second fiscal quarter ended June 30, 2011 should be read in conjunction with the Financial Statements and the related Notes thereto located in this disclosure statement. Operations since inception have primarily included expenditures related to operations and the internal development of the Issuer’s assets and proposed business ventures, research; and the development of its prototype branded products and services. The Issuer’s operations since June 30, 2011, include an active interest in its Media Force unit’s Black Financial News Network website and completion of the internal development of its Black Financial News TV Network, as well as, operation of its DLFA Industries unit’s Dream League Football website and completion of the internal development of its Dream League Football Association, professional football league and its Dream League TV game programming Network.

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

B.  Management’s Discussion and Analysis of Financial Condition and Result of Operations.

Liquidity and Capital Resources

CITIZENS CAPITAL CORP.
(a development stage company)

Since its inception, the Issuer has financed its operations primarily from the sale of its common stock, contributions and from the cash contributions of its principle stockholder. For the period ending June 30, 2011, contributions from its principal stockholder totaled $575. The Issuer had ($71,745) in cash as of June 30, 2011.

The Issuer’s operating activities generated a net loss of ($575) for the fiscal quarter ended June 30, 2011. Losses generated during this period were due to administrative and operating expenses exceeding revenue for the reported periods.

As of the Issuer’s fiscal quarter ended June 30, 2011, the Issuer’s products and services have not been fully introduced, marketed and/or distributed into the consumer market place and thus have not generated a significant level of revenues streams necessary to offset administrative and operating expenses through the Issuer’s fiscal quarter ended June 30, 2011. During fiscal year 2011, the Issuer’s plans to introduce and publicly market its 1) subscriber based Black Financial News TV Network; 2) Dream League Football Association, professional football league; 3) Dream League TV Network; 4) 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform.

For the fiscal quarter ended June 30, 2011, the Issuer used ($0) for investing activities. As a development stage company, the Issuer has not yet generated sufficient cash from operations to initiate a material level of investing activities.

At June 30, 2011, the Issuer’s level of cash reserves and liquid working capital may not be sufficient to allow the Issuer to introduce and publicly market its developed products and services into the consumer market place. During fiscal year 2011, the Issuer intends to pursue the secondary re-marketing of both equity and debt held by its ESOP Trust, continue to pursue lines of credit from third party lenders; pursue both short term and/or long term borrowings from institutional investors necessary to fund its working capital requirements and the introduction of its branded products and services in to the consumer market place.

As of the fiscal quarter ended June 30, 2011, the Issuer did not have a material level of commitments for capital expenditures. However, during its 2011 fiscal year, the Issuer anticipates making initial capital expenditures of approximately $520,000 for the purchase of certain studio and broadcast equipment related to 1) its Black Financial News TV Network; 2) its Dream League TV Network; and 3) its 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform. The Issuer anticipates that the capital necessary for its acquisition initiatives and the further introduction of its products and/or services into the consumer marketplace shall be derived from the anticipated proceeds received from the secondary, re-marketing, to both institutional and accredited investors, of its common equity and Series 2010A Bonds, held by it ESOP Trust, as selling holder.

Result of Operations

The Issuer is a development stage company whose internally developed assets, branded products and services have not been advertised, promoted or introduce fully into the consumer marketplace as of its fiscal quarter ended June 30, 2011. As such, revenue generated as a result of the Issuer’s internally developed assets, branded products and services did not generate a material level of operating revenue during this period.

For the fiscal quarter ended June 30, 2011, the Issuer’s DLFA Industries unit contributed $0 to the Issuer’s operating revenue for the period.

CITIZENS CAPITAL CORP.
(a development stage company)

Administrative and operating expenses outpaced revenues resulting in net losses of ($575) for the Issuer’s fiscal quarter ended June 30, 2011.

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

For the period ended June 30, 2011, annual interest payable and amortized bond discount for the Series 2010A Bonds was $0.

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

Item 4. Controls and Procedures.

As of the Company’s fiscal quarter ended June 30, 2011, Executive Management of the Company hereby states that it is its corporate responsibility to establish and maintain adequate internal controls over financial reporting as it pertains to the operations of the Company.

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

For the Company’s first fiscal quarter ended June 30, 2011, it is Executive Management’s assessment that the internal controls over the Company’s financial reporting process are effective. While Executive Management of the Company believes that the internal controls over the Company’s financial reporting process are effective, Executive Management believes that the level of reporting efficiency, in terms of automated financial reporting systems, can be improve the efficiency of the Company’s period end reporting and reduce the time necessary to close out both its quarterly and year end reporting process.

For the Company’s first fiscal quarter ended June 30, 2011, Executive Management of the Company hereby states that it has not identified nor made any changes in the Company’s internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

See “Exhibit Index” on  page 34

CITIZENS CAPITAL CORP.
(a development stage company)

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2011	By: _________________
Chief Executive Officer

Citizens Capital Corp.	By: /s/ Billy D. Hawkins
(Registrant)	Chief Executive Officer

CITIZENS CAPITAL CORP.
(a development stage company)

EXHIBIT INDEX

Exhibit No	Description
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.Ins	XBRL Instance
101.Sch	XBRL Schema
101.Cal	XBRL Calcuation
101.Def	XBRL Definition
101.Lab	XBRL Label
101.Pre	XBRL Presentation