Form 10-Q
period 2011-09-30
CITIZENS CAPITAL CORP
filed 2011-11-14
CIK 925535

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

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

Issuer’s telephone number, including area code:  (800) 573-4780; Extension 1.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (230.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☑ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a  smaller  reporting Registrant.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Registrant” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting Registrant	☑

Indicate by check mark whether the registrant is a shell Registrant (as defined in Rule 12b-2 of the Act).    Yes    ☐ No   ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes    ☐ No   ☑

Number of shares outstanding of the issuer’s common stock as of September 30, 2011:  48,022,500 shares of common stock, no par value.

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

The balance sheet as of September 30, 2011; statements of operations and statement of cash flows for the third quarter ended September 30, 2011 and the period from inception (March 12, 1991) to September 30, 2011 were taken from the Company’s books and records without audit.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2011; results of operations and cash flow for the third quarter ended September 30, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2010 located in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.

Index to Consolidated Financial Statements:

Page No.

Management’s Accounting Report	4

Financial Statements

Consolidated Balance Sheet	5

Consolidated Statements of Operations	7

Consolidated Statements of Cash Flows	10

Notes to Consolidated Financial Statements	11

ITEM 1.  FINANCIAL STATEMENTS

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Issuer's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Issuer's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Issuer's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Issuer for the quarterly period ended September 30, 2011.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
November 7, 2011

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2011

CURRENT ASSETS:
Cash	$(71,745)
Accounts receivable	0
Total current assets	(71,745)

OTHER ASSETS:
Investments – (Note 10)	25,010
Note Receivable2 from ESOP Trust - (Note 11)	18,863,700
Total other assets	18,888,710

PROPERTY AND EQUIPMENT, net of accumulated depreciation	-

INTANGIBLE ASSETS, net of accumulated amortization of: $7,936 - (Note 12)
Brands; Rights; Services and Contracts	27,540
Goodwill	4,284
Total intangible assets	31,824

Total assets	$18,848,789

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable	$9,852
Advances from stockholder	8,270
Total current liabilities	18,122

LONG TERM LIABILITIES:
Credit card cash advances – (Note 4)	38,418
Interest Payable – Credit card advances (Note 4)	52,678
Loans from stockholders – (Note 6)	26,714
Interest Payable - Stockholders’ Loans - (Note 6)	8,440
Series 2010A; 7% percent; $1,000 par value; convertible; callable; 144A; First Mortgage Bonds due 2020 - (Note 13)	30,000,000
Discount on Series 2010A; 144A Bond Issuance - (Note 14)	(11,136,300)
Total long term liabilities	18,989,950

Total liabilities	$19,008,072

COMMITMENT - (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225
Additional paid-in capital	48,818,174
Note receivable1 from ESOP – (Note 7)	(50,099,712)
Deficit accumulated during the development stage	(357,970)
Total stockholders’ deficit	(159,283)

Total liabilities and stockholders’ deficit	$(18,848,789)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	third Quarter Ended september 30,				Period from Inception (March 12, 1991) to
	2011		2010		September 30, 2011

SALES		$0		$0	$177,937

COST OF SALES		0		0	37,401

OTHER INCOME/(LOSS)		-		-	(8,707)

GROSS MARGIN		0		0	131,829

GENERAL AND ADMINISTRATIVE EXPENSES		9,522		1,164	489,799

NET LOSS		$(9,522)		$(1,164	$(357,970)

NET LOSS PER SHARE (basic and diluted)	$	*	$	*
_____
*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,069)	(108,766)

Net loss for year	-	-	-	-	-	-	(872)	(872)
BALANCES, December 31, 2002	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,941)	(109,638

Net loss for year	-	-	-	-	-	-	(10,721)	(10,721)
BALANCES, December 31, 2003	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(272,662)	(120,359)

Contribution by stockholder during 2004					2,159			2,159

Principal Repayment by ESOP of Note Receivable during 2004	-	-	-	-	-	118	-	118

Net loss for year	-	-	-	-	-	-	(3,359)	(3,359)
BALANCES, December 31, 2004	1,000,000	1,000,000	48,022,500	480,225	48,774,067	(50,099,712)	(276,021)	(121,441)

Contribution by stockholder during 2005					18,929			18,929

Net loss for year	-	-	-	-	-	-	(24,066)	(24,066)
BALANCES, December 31, 2005	1,000,000	1,000,000	48,022,500	480,225	48,792,996	(50,099,712)	(300,087)	(126,578)

Contribution by stockholder during 2006					7,170			7,170

Net loss for year	-	-	-	-	-	-	(10,215)	(10,215)
BALANCES, December 31, 2006	1,000,000	1,000,000	48,022,500	480,225	48,800,166	(50,099,712)	(310,302)	(129,623)

Contribution by stockholder during 2007					2,897			2,897

Net loss for year	-	-	-	-	-	-	(7,589)	(7,589)
BALANCES, December 31, 2007	1,000,000	1,000,000	48,022,500	480,225	48,803,063	(50,099,712)	(317,891)	(134,315)

Contribution by stockholder during 2008					4,056			4,056

Net loss for year	-	-	-	-	-	-	(9,465)	(9,465)
BALANCES, December 31, 2008	1,000,000	1,000,000	48,022,500	480,225	48,807,119	(50,099,712)	(327,356)	(139,724)

Contribution by stockholder during 2009					4,934			4,934

Net loss for year	-	-	-	-	-	-	(14,654)	(14,654)
BALANCES, December 31, 2009	1,000,000	1,000,000	48,022,500	480,225	48,812,053	(50,099,712)	(342,010)	(149,444)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Contribution by stockholder during 2010					4,190			4,190

Net loss for year	-	-	-	-	-	-	(5,504)	(5,504)
BALANCES, December 31, 2010	1,000,000	1,000,000	48,022,500	$480,225	$48,816,243	$(50,099,712)	$(347,514)	$(150,758)

Contribution by stockholder during first quarter 2011					359			359

Net loss for first quarter 2011	-	-	-	-	-	-	(359)	(359)
BALANCES, March 31, 2011	1,000,000	1,000,000	48,022,500	$480,225	$48,816,602	$(50,099,712)	$(347,873)	$(150,758)

Contribution by stockholder during third quarter 2011					575			575

Net loss for third quarter 2011							(575)	(575)
BALANCES, June 30, 2011	1,000,000	1,000,000	48,022,500	$480,225	$48,817,177	$(50,099,712)	$(348,448)	$(150,758)
Contribution by stockholder during third quarter 2011					997			997

Net loss for third quarter 2011							(9,522)	(9,522
BALANCES, September 30, 2011	1,000,000	1,000,000	48,022,500	$480,225	$48,818,174	$(50,099,712)	$(357,970)	$(159,283)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended SEPTEMBER 30, 2011	Quarter Ended SEPTEMBER 30, 2010	Period from Inception (March 12, 1991) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(9,522)	$(1,164)	$(357,970)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	997	1,164	141,349
Services paid for with stock and options			40,225
Depreciation and amortization			27,408
Amortization of Series 2010A; 144A bond discount			-
Loss on sale/disposal of equipment			20,242
Loss on sale/disposal of intangible assets - brands, rights, services, contracts			20,250
Changes in assets/liabilities
(Increase) decrease in accounts receivable		13	-
(Increase) decrease in prepaid expenses			-
(Increase) decrease in intangible assets – brands, rights, services, contracts	-	-	(60,400)
(Increase) decrease in intangible assets – Goodwill	-	-	(4,760)
(Increase) decrease in other assets - Note Receivable2 from ESOP	-	-	(18,863,700)
Increase (decrease) in accounts payable	8,525	-	9,852
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable – Credit card cash advances	-	-	52,678
Increase (decrease) in interest payable – Stockholders’ Loans			8,440
Net cash (provided) used by operating activities	-	13	(18,927,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Acquisition of common stock for intangible assets	-	-	(25,010)
Net cash used by investing activities	-	-	(59,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Stockholders Loans	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv1. by ESOP	-	-	288
Series 2010A; 7% percent 144A; bond issuance	-	-	30,000,000
Re-marketing discount on Series 2010A; 7% percent 144A; bond issuance	-	-	(11,136,300)
Net cash provided by financing activities	-	-	18,915,797

NET INCREASE/DECREASE IN CASH		13	(71,745)

CASH, beginning of period	(71,745)	(71,758)	-

CASH, end of period	$(71,745)	$(71,745)	$(71,745)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Issuer accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Issuer and Industries.  Thereby, for the period ended December 31, 2009, the Issuer recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries. For the period ended September 30, 2011, there was no public market value for Industries’ common stock.

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

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the quarter ended September 30, 2011.

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

CITIZENS CAPITAL CORP.
(a development stage company)

2.      Plan of Operation for the 2011 Fiscal Year

The Issuer’s plan of operation for the 2011 fiscal year is to: (1) acquire certain studio and broadcast equipment necessary for the fulfillment of its 10 year content licensing and distribution agreement between and amongst the Issuer’s Media Force unit’s BFNN TV Network® and Vivicast Media, LLC.

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

The Issuer intends to acquire certain IPTV broadcast equipment necessary for the implementation and operation of its 100+ channels, pay television programming and distribution platform. Each of the Issuer’s Media Force unit’s current and future programming networks intends to also separately distribute their content from its captive market programming and distribution platform.

The Issuer’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Issuer intends to allocate funds to its SCOR unit necessary to resume production and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates. The Issuer’s cash requirements have been funded to date by its principal stockholder. The Issuer projects an annual requirement of approximately $1,000,000 as an available acquisition funding line to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Issuer intends to attempt to borrow these funds from affiliates of the Issuer and third party lenders, as well as, access both the public and private debt and equity capital markets, through its ESOP Trust, when and where available.  Should the Issuer be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition. Regardless of whether any funding is received, the Issuer’s major stockholder has committed to provide funding required which allows the Issuer to continue to pursue its business objectives.

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

For the period ended September 30, 2011, the Issuer had not consummated any business acquisition nor had any pending acquisition transactions under definitive purchase agreement.

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

On November 22, 2004, the Issuer’s principal officer reached agreement with credit card provider to restructure the annual interest rate charge, charged on the annual outstanding card balance, from 19.8% per annum to 5% per annum and convert the repayment term of said current outstanding credit card balance to a 10 year term with a maturity date of November 22, 2014.  Per the terms of the agreement, the Issuer many repay the full outstanding credit card balance, with accrued interest, at any time prior to the maturity date of November 22, 2014.  As of its period ended December 31, 2004, the Issuer re-classified and recorded the existing outstanding credit card balance, with accrued interest payable, as a long term liability of the Issuer. Total Credit Card loan Principal and Accrued Interest Due as of the period ended the period ended September 30, 2011 is: $91,096.

5.0% Credit Card Loan; due November 22, 2014; payable in full at maturity with accrued interest.		$38,418

Credit Card; Interest Payable for the Period ended December 31, 2010.	$4,338
Credit Card; Accrued Interest Payable through the Period ended December 31, 2010.		52,678

Total Principal and Accrued Interest Due - as of the period ended September 30, 2011.		$91,096

5.        Advances from Stockholder

The Issuer received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Issuer. For the period ended September 30, 2011 advances from stockholder outstanding was $8,720.

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
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding.  As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified and recorded for the period as a long term liabilities of the Issuer.  For the period ended the period ended September 30, 2011, stockholder loans outstanding, including accrued interest, was $35,154.

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest		$26,714

Stockholder loan; Interest Payable for the Period ended December 31, 2010.	$1,352
Accrued Interest Payable through the Period ended December 31, 2010.		8,440

Total Principal and Accrued Interest Due - as of the period ended September 30, 2011.		$35,154

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

CITIZENS CAPITAL CORP.
(a development stage company)

Shares of the Issuer’s Class A; common stock sold by the ESOP Plan Trust and applied to the re-payment of the outstanding balance of the Note Receivable1 due from ESOP Trust as of the period ended September 30, 2011 were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against ESOP Note Receivable1 Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
05/13/2004	1,500,000	$117.49	$117.49
			Total $ 287.46

For the period ended the period ended September 30, 2011, ESOP Note Receivable1 balance outstanding was $50,099,712.

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

Cumulative dividends in arrears as of the period ended September 30, 2011, are $1,182,914.

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

As of the period ended September 30, 2011, the Issuer had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

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

For the period ended September 30, 2011, the Issuer did not grant nor issue any additional stock options.

9.        Commitment

The Issuer has entered into a lease agreement for the printing shop operations.  The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

The Issuer’s lease agreement expired effective December 31, 2003.  As such, subsequent to the period ended December 31, 2003, the Issuer no longer recognized nor notated the value of said lease commitment on its balance sheet as a potential long term liability. At the expiration of said lease agreement for the period ended December 31, 2003, the Issuer leases its administration office accommodations on a month to month basis.  As of the period ended September 30, 2011, the Issuer has no current lease commitment for which it records a contingent liability.
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

CITIZENS CAPITAL CORP.
(a development stage company)

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

CITIZENS CAPITAL CORP.
(a development stage company)

Net intangible assets for the period ended the period ended September 30, 2011 was $31,824.

Schedule of Intangible Assets

Intangible Value of Black Financial News® Network (BFNN) video based website assets at December 31, 2008		$10,000

Amortization of Intangible Value of Black Financial News® Network (BFNN) video based website assets for the Period ended December 31, 2010 / Accumulated amortization.	$(810)	(2,710)
Intangible Value of Black Financial News® Network (BFNN) video based website (less) accumulated amortization through the Period ended December 31, 2010.		7,290

Intangible Value of Dream League Football Association (DLFA) assets at December 31, 2008		$25,000
Amortization of Dream League Football Association (DLFA) for Period ended December 31, 2009 / Accumulated amortization.	$-	(4,750)
Intangible Value of Dream League Football Association (DLFA) assets (less) accumulated amortization through the Period ended December 31, 2009.		20,250
Sale/Disposal of Intangible Asset – December 31, 20009		(20,250)
Net Intangible Value of Dream League Football Association (DLFA) asset for the period ended December 31, 2010.		- 0 -

Intangible Value of Black Financial News® TV Network assets at December 31, 2009		$25,000
Amortization of Intangible Value of Black Financial News® TV Network (BFNN) for the Period ended December 31, 2010 / Accumulated amortization.	$(2,250)	(4,750)
Intangible Value of Black Financial News® TV Network (BFNN) (less) accumulated amortization through the Period ended December 31, 2010.		20,250

Intangible Value of DLFA - Goodwill December 31, 2009		$4,760
Amortization of Intangible Value of DLFA – Goodwill for the Period ended December 31, 2010 / Accumulated amortization.	$(476)	(476)
Intangible Value of DLFA-Goodwill (less) accumulated amortization through the Period ended December 31, 2010.		4,284

Net Intangible Asset Value at September 30, 2011		$31,824

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
2) To acquire certain broadband video broadcast equipment as related to its Media Force unit’s BFNN TV Network;
3) To acquire certain broadband video broadcast equipment as related to its DLFA Industries Inc. unit’s Dream League TV Network;
4) To acquire certain IPTV broadcast equipment as related to its Media Force unit’s 100+ channels; pay television, broadcast programming and distribution platform;
5) To facilitate certain land and/or property acquisitions related to team Stadium requirements of its DLFA Industries Inc. unit’s Dream League Football Association (DLFA) professional football assets.
6) For working capital and general corporate purposes;
7) To pay certain cost related to the issuance and re-marketing of the 2010A Bonds and
8) Resume production; marketing and distribution of the SCOR Brand line of footwear and apparel.

CITIZENS CAPITAL CORP.
(a development stage company)

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

The Series 2010A Bonds are restricted securities and may only be resold subject to registration, exchange or an exemption from the requirements of registration. As a 144A designated security, the Bonds may only be resold to Qualified Institutional Buyers (QIBs) pursuant to Rule 144A as promulgated under the Securities Act of 1933 (the “Act”), as amended or sold to other buyers pursuant to the removal of restrictive legends pursuant to Rule 144.

The Issuer does not intend to register the Bonds pursuant to the Securities Act of 1933 (the “Act”), as amended, unless request is made and received in writing by more than fifty percent (50%) of Series 2010A registered and/or beneficial interest bondholders.

The Issuer at its sole discretion; at the request of the initial Series 2010A Bond purchaser; or at the request of certain secondary market Series 2010 Bond purchasers, may move to designate the Series 2010A Bonds as a Global Security with the Depository Trust Company (DTC). As a 144A, Global Security, the Bonds may trade freely amongst QIBs, as well as, have book-entry clearing and settlement through the DTC.

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

Date	Annual Interest Payment @ 7% x Face Value (3.5% Semi- Annual Rate)	Semi- Annual Interest Expense @ 14% Rate of Return x Previous Year Book Value (7% Semi- Annual Rate)	Amortization of Bond Discount	Balance in Bond Discount Account	Face Value Balance in the Bonds Payable Account	Book Value of Bonds

Jan 1, 2011				$ 11,136,300	$30,000,000	$18,863,700

Jun 15, 2011	$1,050,000	1,320,459	270,459	10,865,841	$30,000,000	19,134,159
Dec 15, 2011	$1,050,000	1,339,391	289,391	10,576,450	$30,000,000	19,423,550

Jun 15, 2012	$1,050,000	1,359,649	309,649	10,266,801	$30,000,000	19,733,199
Dec 15, 2012	$1,050,000	1,381,324	331,324	9,935,477	$30,000,000	20,064,523

Jun 15, 2013	$1,050,000	1,404,517	354,517	9,580,960	$30,000,000	20,419,040
Dec 15, 2013	$1,050,000	1,429,333	379,333	9,201,627	$30,000,000	20,798,373

Jun 15, 2014	$1,050,000	1,455,886	405,886	8,795,741	$30,000,000	21,204,259
Dec 15, 2014	$1,050,000	1,484,298	434,298	8,361,443	$30,000,000	21,638,557

Jun 15, 2015	$1,050,000	1,514,699	464,699	7,896,744	$30,000,000	22,103,256
Dec 15, 2015	$1,050,000	1,547,228	497,228	7,399,516	$30,000,000	22,600,484

Jun 15, 2016	$1,050,000	1,582,034	532,034	6,867,482	$30,000,000	23,132,518
Dec 15, 2016	$1,050,000	1,619,276	569,276	6,298,206	$30,000,000	23,701,794

Jun 15, 2017	$1,050,000	1,659,126	609,126	5,689,080	$30,000,000	24,310,920
Dec 15, 2017	$1,050,000	1,701,764	651,764	5,037,316	$30,000,000	24,962,684

Jun 15, 2018	$1,050,000	1,747,388	697,388	4,339,928	$30,000,000	25,660,072
Dec 15, 2018	$1,050,000	1,796,205	746,205	3,593,723	$30,000,000	26,406,277

Jun 15, 2019	$1,050,000	1,848,439	798,439	2,795,284	$30,000,000	27,204,716
Dec 15, 2019	$1,050,000	1,904,330	854,330	1,940,954	$30,000,000	28,059,046

Jun 15, 2020	$1,050,000	1,964,133	914,133	1,026,821	$30,000,000	28,973,179
Dec 15, 2020	$1,050,000	2,028,123	978,123	48,698	$30,000,000	29,951,302

Jun 15, 2021	$1,050,000	1,098,698	48,698	0	$30,000,000	$30,000,000

CITIZENS CAPITAL CORP.
(a development stage company)

15.      Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Issuer’s financial instruments, as measured on September 30, 2011, are as follows:

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

17.      Subsequent Events

The Issuer does not report any material events which occurred subsequent to the period ended September 30, 2011.

CITIZENS CAPITAL CORP.
(a development stage company)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.  Plan of Operation.

The Issuer’s plan of operation for the 2011 fiscal year is to: (1) acquire certain studio and broadcast equipment necessary for the fulfillment of its 10 year content licensing and distribution agreement between and amongst the Issuer’s Media Force unit’s BFNN TV Network® and Vivicast Media, LLC.

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

The Issuer intends to acquire certain IPTV broadcast equipment necessary for the implementation and operation of its 100+ channels, pay television programming and distribution platform. Each of the Issuer’s Media Force unit’s current and future programming networks intends to also separately distribute their content from its captive market programming and distribution platform.

The Issuer’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Issuer intends to allocate funds to its SCOR unit necessary to resume production and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates. The Issuer’s cash requirements have been funded to date by its principal stockholder. The Issuer projects an annual requirement of approximately $1,000,000 as an available acquisition funding line to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Issuer intends to attempt to borrow these funds from affiliates of the Issuer and third party lenders, as well as, access both the public and private debt and equity capital markets, through its ESOP Trust, when and where available. Should the Issuer be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition. Regardless of whether any funding is received, the Issuer’s major stockholder has committed to provide funding required which allows the Issuer to continue to pursue its business objectives.

CITIZENS CAPITAL CORP.
(a development stage company)

B.  Management’s Discussion and Analysis of Financial Condition and Result of Operations.

Liquidity and Capital Resources

Since its inception, the Issuer has financed its operations primarily from the sale of its common stock, contributions and from the cash contributions of its principle stockholder. For the period ending September 30, 2011, contributions from its principal stockholder totaled $997 versus $1,164 for the same period ending September 30, 2010. The Issuer had ($71,745) in cash as of September 30, 2011.

The Issuer’s operating activities generated a net loss of ($9,522) for the fiscal quarter ended September 30, 2011 versus a net loss of ($1,164) for the same period ending September 30, 2010 . Losses generated during this period were due to administrative and operating expenses exceeding revenue for the reported periods and additional expenditures related to the cost of various Securities and Exchange Commission (SEC) periodic filings.

As of the Issuer’s fiscal quarter ended September 30, 2011, the Issuer’s products and services have not been fully introduced, marketed and/or distributed into the consumer market place and thus have not generated a significant level of revenues streams necessary to offset administrative and operating expenses through the Issuer’s fiscal quarter ended September 30, 2011. During fiscal year 2011, the Issuer’s plans to introduce and publicly market its 1) subscriber based Black Financial News TV Network; 2) Dream League Football Association, professional football league; 3) Dream League TV Network; 4) 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform.

For the fiscal quarter ended September 30, 2011, the Issuer used ($0) for investing activities. As a development stage company, the Issuer has not yet generated sufficient cash from operations to initiate a material level of investing activities.

At September 30, 2011, the Issuer’s level of cash reserves and liquid working capital may not be sufficient to allow the Issuer to introduce and publicly market its developed products and services into the consumer market place. During fiscal year 2011, the Issuer intends to pursue the secondary re-marketing of both equity and debt held by its ESOP Trust and/or other affiliates, continue to pursue lines of credit from third party lenders; pursue both short term and/or long term borrowings from institutional investors necessary to fund its working capital requirements and the introduction of its branded products and services in to the consumer market place.

As of the fiscal quarter ended September 30, 2011, the Issuer did not have a material level of commitments for capital expenditures. However, during its 2011 fiscal year, the Issuer anticipates making initial capital expenditures of approximately $1,520,000 for the purchase of corporate office and studio facilities and certain studio and broadcast equipment related to 1) its Black Financial News TV Network; 2) its Dream League TV Network; 3) its 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform; and 4) resumption of production, marketing and distribution of its SCOR Brand Line of branded footwear and apparel. The Issuer anticipates that the capital necessary for its acquisition initiatives and the further introduction of its products and/or services into the consumer marketplace shall be derived from the anticipated proceeds received from the secondary, re-marketing, to both institutional and accredited investors, of its common equity and Series 2010A Bonds, held by it ESOP Trust, as selling holder.

CITIZENS CAPITAL CORP.
(a development stage company)

Result of Operations

The Issuer is a development stage company whose internally developed assets, branded products and services have not been advertised, promoted or introduce fully into the consumer marketplace as of its fiscal quarter ended September 30, 2011. As such, revenue generated as a result of the Issuer’s internally developed assets, branded products and services did not generate a material level of operating revenue during this period.

For the fiscal quarter ended September 30, 2011, the Issuer’s DLFA Industries unit contributed $0 to the Issuer’s operating revenue for the period.

Administrative and operating expenses outpaced revenues resulting in a net loss of ($9,522) for the Issuer’s fiscal quarter ended September 30, 2011 versus a net loss of ($1,164) for the Issuer’s fiscal quarter ended September 30, 2010.

Beginning in the fourth quarter of the Issuer’s 2011 fiscal year, the Issuer anticipates making initial capital expenditures of approximately $1,520,000 related to the purchase of broadcast and studio facilities and the purchase of studio and broadcast equipment related to 1) its Black Financial News TV Network; 2) its Dream League TV Network; and 3) its 100+ channels; Media Force Sports & Entertainment TV (MFS&E TV) IPTV, subscriber based; sports and entertainment, video programming and distribution platform.

It is the Issuer’s opinion that at the event in which its internally developed assets, products and services are fully introduced, advertised, and distributed into the market place, there shall be a corresponding increase in the Issuer’s revenue and profitability. Further, it is the Issuer’s objective to initiate and pursue a program of growth and acquisition which will allow the Issuer to add, to its current holdings, various operating companies and/or operating assets thereby allowing the Issuer to grow its revenue.

CITIZENS CAPITAL CORP.
(a development stage company)

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

For the period ended September 30, 2011, annual interest payable and amortized bond discount for the Series 2010A Bonds was $0.

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

Interest Rate Risk on our Debt

Because the interest rates applicable to our Series 2010A; 7% percent; 144A bonds are fixed, the Company may be exposed to market risk from rises in market interest rates.  In the event that market interest rates rise, the Company’s Series 2010A; 7% percent; 144A bonds may have to be significantly discounted in order to remarket said bonds according to competitive, current market rates.  The Company does not utilize any hedging instruments or derivative techniques in relations to its Series 2010A; 7% percent; 144A bonds. For a description of the Company’s Series 2010A; 7% percent; 144A bonds, please see Note No. 13 and Note No. 14 of the Notes to the Company’s Financial statements.

ITEM 4.     CONTROLS AND PROCEDURES.

As of the Company’s fiscal quarter ended September 30, 2011, Executive Management of the Company hereby states that it is its corporate responsibility to establish and maintain adequate internal controls over financial reporting as it pertains to the operations of the Company.

Executive Management of the Company hereby states that the framework it established to evaluate the effectiveness of the Company’s internal control over financing reporting involved taking a “hands on” approach to receiving source sales, expense and transactional documents, then subsequently taking the same “hands on” approach to recording and documenting said financial data represented by said source sales, expense and transactional documents in the appropriate transaction ledgers.  Further, Executive Management of the Company, extends its “hands on” approach in maintaining adequate internal controls over its financial reporting by reconciling data entered into the Company’s transactional ledgers with both the individual and aggregate values which are recorded and reported in the Company’s financial statements for its respective quarter and year end periods.

For the Company’s first fiscal quarter ended September 30, 2011, it is Executive Management’s assessment that the internal controls over the Company’s financial reporting process are effective. While Executive Management of the Company believes that the internal controls over the Company’s financial reporting process are effective, Executive Management believes that the level of reporting efficiency, in terms of automated financial reporting systems, can improve the efficiency of the Company’s period end reporting and reduce the time necessary to close out both its quarterly and year end reporting process.

This quarterly report does not include an Attestation report of the registered public accounting firm on the Company’s internal control over financing reporting. For the fiscal quarter end, the Company was an inactive entity pursuant to Rule 17 CFR 210.3-11. Rule 17 CFR 210.3-11 states that if a registrant is an inactive entity, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be un-audited. As such, this report does not include an Attestation of a registered public accounting firm.

For the Company’s first fiscal quarter ended September 30, 2011, Executive Management of the Company hereby states that it has not identified nor made any changes in the Company’s internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.  Controls and Procedures

This temporary Item 4T expired on June 30, 2010.

CITIZENS CAPITAL CORP.
(a development stage company)

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On May 23, 2011, the SEC issued an Order Instituting Proceeding (“OIP”) against the Company pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on Form 10-K or Form 10-KSB since December 31, 2001or quarterly reports on either Form 10-Q or Form 10-QSB since September 31, 2001.  An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of the Company’s common stock.

On June 6, 2011 in reply, the Company filed an initial answer to the OIP.  On June 14, 2011, the Company filed a second answer to the OIP.

On July 15, 2011, the Company and representatives of the SEC Enforcement Division (“Division”) participated in a prehearing conference in which the Division was granted leave to file a summary disposition pursuant to 17 C.F.R. 201.250.  On August 12, 2011, the Division filed its Motion for Summary Disposition and Brief in Support.

On September 7, 2011, the Company filed its Response, in Opposition to the Division’s Motion. On September 12, 2011, the Division filed a brief in Reply on its Motion.  On September 12, 2011, the Company filed a multi-year; comprehensive Form 10-K annual report with the SEC for the period end December 31, 2010, inclusive of financial statements for the fiscal years ended December 31, 2001 thru December 31, 2009.  The Company’s filed Form 10-K annual report thereby provided current information, on the Company, to public investors. On September 15, 2011, the Company filed Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011, respectively. The Company’s filed Form 10-Q quarterly reports thereby provided current information, on the Company, to public investors.

On September 23, 2011, with current information on the Company available to the public, the Administrative Law Judge rendered his Initial Decision in favor of Summary Disposition and the revocation of the registration of the Company’s common stock pursuant to Section 12(j) of the Exchange Act of 1934, as amended.

On October 3, 2011, the Company filed a Motion to Correct Manifest Errors of Fact related to the Initial Decision. The Initial Decision shall become effective in accordance with and subject to the provisions of Rule 360 of the Commission’s Rules of Practice. Pursuant to that Rule, a party may file a petition for review of an Initial Decision within twenty-one days after service of the decision. A party may also file a motion to correct a manifest error of fact within ten days of the Initial Decision pursuant to Rule 111 of the Commission’s Rules of Practice. If a motion to correct a manifest error of fact is filed by a party, then that party shall have twenty-one days to file a petition of review from the date of the order resolving the motion to correct a manifest error of fact. As such, the Petition for Review of Initial Decision and Notice of Appeal of Administrative Proceedings Pursuant to Section 12(j) of the Exchange Act of 1934 was timely filed, pursuant to the Initial Decision by the Commission dated September 23, 2011.

CITIZENS CAPITAL CORP.
(a development stage company)

The Initial Decision will not become final until the Commission enters an order of finality. The Commission will enter an order of finality unless a party files a petition for review or a motion to correct a manifest error of fact, or unless the Commission determines on its own initiative to review the Initial Decision. If any of these events occurs, the Initial Decision shall not become final.

On November 2, 2011, the Company filed a Petition for Review of Initial Decision and Notice of Appeal of Administrative Proceedings Pursuant to Section 12(j) of the Exchange Act of 1934.

Said request for review not withstanding, due to the egregious nature of the underlying errors in the Findings of Fact in the Initial Decision which were material in several of the underlying premises which contributed to the Administrative Law Judge’s Initial Decision (See E-Smart Technologies, Inc., Order Remanding Proceedings; Securities Exchange Act of 1934 Release No. 50514; October 12, 2004); and the prejudice and inequity exhibited against the Company in the Initial Decision as related to the “non-exclusive” application of revocation sanctions for the same Violations under Section 13(a); Rules 13a-1 and 13a-13 of the Exchange Act of 1934 as exhibited In the Matter of Comverse Technology, Inc.; Securities Exchange Act of 1934 Release No. 65301; Administrative Proceeding File No. 3-13828; the Company intends to move with vigor in seekink judicial review of any final order entered pursuant to such decision.

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

                    Development Stage Status

The Company is a development stage holding Company operating through four subsidiaries; Landrush, Media Force, Industries and SCOR. Operations since the Company’s inception on March 12, 1991 through the Company’s fiscal period ended December 31, 2010, have primarily included expenditures related to the development and execution of the Company’s business plan; contemplated business ventures, products and services.  Since its inception, neither the Company nor any of its subsidiaries have been profitable.

CITIZENS CAPITAL CORP.
(a development stage company)

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

CITIZENS CAPITAL CORP.
(a development stage company)

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

                    Dependence on Management

As of the Company’s quarter end September 30, 2011, shareholders and bondholders of the Company are fully dependent upon the Company’s Chief Executive Officer, Billy D. Hawkins, to conduct the Company’s business and to implement the operating objectives of each of its subsidiary units. Success of the business depends on the skills and efforts of both current and future management and, to a large extent, on the active participation of the Company’s board of directors, executive officers and key employees. The Company may provide stock options in order to retain and motivate qualified management personnel or other key employees. However, the inability to attract and retain qualified management and other key employees could adversely affect the Company’s ability in meeting its business objectives.

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

For further information, please cross-reference to Item 1, Legal Proceedings; of the section heading of this document hereby entitled Part II – Other Information.

CITIZENS CAPITAL CORP.
(a development stage company)

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     REMOVED AND RESERVED.

Not Applicable.  This item has been removed.

ITEM 5.     OTHER INFORMATION

On March 23, 2011, the Company entered into an engagement letter with Dallas, Texas based Certified Public Accounting firm, Montgomery, Coscia Greilich LLP related to the provision of certain financial statement audit services.

For the Company’s fiscal periods ended December 31, 2001 thru December 31, 2010, the Company was an inactive entity pursuant to Rule 17 CFR 210.3-11. Rule 17 CFR 210.3-11 states that if a registrant is an inactive entity as defined below, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be un-audited. An inactive entity is one meeting all of the following conditions: (a) Gross receipts from all sources for the fiscal year are not in excess of $100,000; (b) the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock, (c) Expenditures for all purposes for the fiscal year are not in excess of $100,000; (d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

For the fiscal periods ended December 31, 2001 thru December 31, 2010, the Company met each of the above listed conditions and criteria qualifying it as an inactive entity.   As such, through a review of the Company’s business and the receipt of corporate advisory consultation, it was determined that the Company, for the referenced periods, did not require audit services for the audit of its financial statements.

On August 28, 2011, the Dallas, Texas based Certified Public Accounting firm, Montgomery, Coscia Greilich LLP declined to continue its engagement with the Company without causing any work papers to be produced or ever issuing an audited or reviewed financial statement or financial statement otherwise on behalf of the Company.

At the future juncture that the Company requires audit services for the audit of its financial statements, the Company intends to select a new Certified Public Accounting firm whose audit services and the costs thereof are more in line with the service needs of a smaller reporting, emerging growth company.

For the Company’s quarterly period ended September 30, 2011, the Company continued to meet each of the above listed conditions and criteria qualifying it as an inactive entity.

ITEM 6.     EXHIBITS

Exhibit (See Below)
EXHIBIT INDEX

See “Exhibit Index” on  page 46

CITIZENS CAPITAL CORP.
(a development stage company)

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Capital Corp.
(Registrant)

Date: November 14, 2011	By:	/s/ Billy D. Hawkins
Chief Executive Officer

CITIZENS CAPITAL CORP.
(a development stage company)
EXHIBIT INDEX

Exhibit No	Description
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document