Form 10-K
period 2011-12-31
CITIZENS CAPITAL CORP
filed 2012-03-26
CIK 925535

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K
(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.

[  ]   Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

Commission file number: 000-29830
Citizens Capital Corp.
(Name of Issuer as specified in its charter)

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
Large accelerated filer    [  ]   Accelerated filer    [  ]    Non-accelerated filer    [  ]   Smaller reporting Registrant     [x]

Indicate by check mark whether the registrant is a shell Registrant (as defined in Rule 12b-2 of the Act).   Yes [  ]    No [x]

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the Pink OTC Markets Inc. on the last business day of the registrant’s most recently completed second quarter (June 30, 2011) was approximately $0.

The number of shares outstanding for the registrant’s common stock as of December 31, 2011 was:  48,022,500

CITIZENS CAPITAL CORP.
INDEX TO 10-K Annual Report

Cautionary Note on Forward-Looking Statements		Page No.
Explanatory Note

	PART I

Item. 1.	Description of Business	5

Item 1A.	Risk Factors	15

Item 1B.	Unresolved Staff Comments	21

Item 2.	Description of Property	21

Item 3.	Legal Proceedings	22

Item 4.	Removed and Reserved	23

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	23

Item 6.	Select Financial Data	24

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	25

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	28

Item 8.	Financial Statements and Supplemental Data	28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56

Item 9A	Controls and Procedures	57

Item 9B.	Other Information	58

	PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.	58

Item 11.	Executive Compensation	60

Item 12.	Security Ownership of Certain Beneficial Owners and Management	61

Item 13.	Certain Relationships and Related Transactions	62

Item 14.	Principal Accounting Fees and Services	63

	PART IV
		64
Item 15.	Exhibits, Financial Statements, Schedules

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

• risks created by competitors or introduction of large competitors in our markets with greater resources than our;

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

Explanatory Note

For the December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004, December 31, 2003, December 31, 2002, and December 31, 2001 fiscal periods respectively, the Company was in an inactive entity pursuant to Rule 17 CFR 210.3-11. Rule 17 CFR 210.3-11 states that if a registrant is an inactive entity as defined below, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be un-audited. An inactive entity is one meeting all of the following conditions: (a) Gross receipts from all sources for the fiscal year are not in excess of $100,000;  (b) the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock, (c) Expenditures for all purposes for the fiscal year are not in excess of $100,000; (d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

PART I

Description of Business

Item 1.  Business

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

As of the Company’s fiscal period ended December 31, 2011, the Company’s plans contemplate an ongoing pursuit of both synergistic and unrelated assets and/or corporate merger and acquisition opportunities while operating in the following four market segments: 1) commercial and multi-family residential real estate investment and development; 2) (a) specialty news broadcast; (b) broadband sports, information and entertainment television programming; and (c) broadcasting distribution; 3) the design, marketing and distribution of branded athletic shoes and apparel and 4) professional sports entertainment and broadcasting, through its four wholly owned subsidiaries: Landrush Realty Corporation (“Landrush” - 97%); Media Force Sports & Entertainment, Inc. (“Media Force”- 97%); SCOR Brands, Inc. (“SCOR” - 97% ) and DLFA Industries, Inc. (“Industries”- 100%). Operations since inception have primarily included expenditures related to development of the Company’s proposed business ventures.

Bankruptcy, Receivership or Similar Proceeding

Neither the Company nor any of its subsidiary units are nor have bee subject to any bankruptcy, receivership or similar proceeds for the Company’s fiscal years ended December 31, 2009; 2010 or 2011 respectively.

Material Re-classification, Merger, Consolidation or Purchase or Sale of a Significant Amount of Assets

For the Company’s fiscal years ended December 31, 2009; 2010 or 2011 respectively, the Company was not subject to any re-classification, merger or consolidation transactions or proceedings.

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

Principal Products and Services

For the Company’s fiscal year ended December 31, 2011, the principal products and/or services engaged by the Company, separately and/or in conjunction with and/or on behalf of its Landrush; Media Force; SCOR and Industries’ subsidiaries are as follows:

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

Landrush completed the internal development of the Texas Home Equity ReFund®, Cash-Out Mortgage ReFinancer® and Home Equity Cashier® home equity brands.  Landrush has the exclusive marketing rights for each of the brands and each brand may be marketed and/or licensed to the public at the discretion and timing of Landrush. For the Company’s fiscal year ended December 31, 2011, neither of the Texas Home Equity ReFund®, the Cash-Out Mortgage ReFinancer® nor the Home Equity Cashier® home equity brand products are actively being marketed or licensed for use by the Company.

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

Status of Any Publicly Announced New Product or Service

As of the Company’s fiscal year ended December 31, 2011, the status of the Company’s products and/or services and for that of each of its (4) subsidiaries are as follows:

The Company, separately and/or in conjunction with and/or on behalf of its subsidiaries, is currently engaged in the research, evaluation and pursuit of: a) suitable merger and/or acquisition of existing corporate operating entities; b) the development and/or acquisition of those assets and/or product marketing and distribution rights which may provide an entry into new markets or serve as a complimentary addition to existing operations, assets, products and/or services; c) the deployment, into the commercial marketplace, of those assets whose development has been completed.

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

The Company believes that both its Media Force unit and its Black Financial New TV Network segments respectively may face tremendous competitive risk in its attempts to gain market share from its more established specialty broadband, content programmers. However, Media Force and it Black Financial News TV Network segment believes that through the utilization of new technologies and the advent of new broadband, video channels and digital content distribution platforms direct to the home via set top box and directly to various mobile devices, that it may achieve a higher level of market penetration and operational results then would otherwise be likely.

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

The Company’s SCOR unit contemplates operating in the athletic footwear and apparel industry. The athletic footwear and apparel industry is keenly competitive in the United States and on a worldwide basis in the areas of new product development, price, product identity, marketing, distribution, and customer service support. SCOR anticipates that it will compete with an increasing number of specialized athletic shoe and apparel companies. The intense competition and the rapid changes in technology, as well as, consumer preferences for existing athletic footwear and apparel brands constitute significant risk factors for SCOR.  Yet, SCOR has demonstrated the viability of the SCOR Brand by moving the brand from its proto type; to development stage to actual product production, delivery and consumer market sales. During previous periods, said sales where generated primarily through its scorbrands.com owned E-Commerce, online store.

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

SCOR's branded athletic shoes shall be dependent upon a ready source of natural and synthetic rubber, vinyl and plastic compounds, foam cushioning materials, nylon, canvas, and leather. SCOR's proposed apparel products are dependent upon the use of natural and synthetic fabrics, treads and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture. SCOR's contemplated athletic shoes and apparel lines shall be produced by third party, contract manufacturers located in China. Said contract manufacturers typically buy raw materials in bulk, as needed for production. Raw materials necessary to produce SCOR’s branded footwear is generally available in or are delivered to the countries where the manufacturing process takes place. The contract manufacturers who have been engaged to produce SCOR's branded line of shoes and apparel have not experienced any material level of difficulties in satisfying the raw material requirements used for the production of the SCOR brand line of athletic shoes and apparel.

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

Dependence of Segment on a Single Customer

For the Company’s fiscal year ended December 31, 2011, neither the Company nor its Landrush, Media Force, Industries or SCOR units, nor any of their segments, were dependent upon a single customer or a few customers for the generation of aggregate product sales which are equal to 10% or more of its consolidated revenue.

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

               Government Approval of Principal Products and Services

For the Company’s fiscal year ended December 31, 2011, none of the products and/or services of the Company nor its Landrush, Media Force, Industries, or SCOR units require any governmental approval.

Effect on Business of Probable Compliance with Federal, State, and Local Provisions

For the Company's fiscal year ended December 31, 2011 there were no material nor immaterial items or issues of federal, state or local compliance as related to the developmental operations of the Company or of any of its subsidiaries.

Cost and Effects of Compliance with Environmental laws

For the Company's fiscal year ended December 31, 2011 there were no material or immaterial items or issues of federal, state or local compliance as related to the developmental operations of the Company or of any of its subsidiaries. Subsequent to the end of the Company’s December 31, 2011, the Company does not anticipate making any material capital expenditures on any items or on any issues necessary for federal, state or local compliance as related to the developmental operations related to the Company or of any of its subsidiaries.

Change in Numbers of Employees

During the Company’s fiscal year ended December 31, 2011, neither the Company nor any of its subsidiary units added any new employees. During the Company’s 2012 fiscal year, both the Company and its subsidiaries anticipates that it may experience a material change in the number of employees that are required to implement, execute, manage and support the planning, administrative, finance, accounting, marketing, sales and the day to day operational aspects of: 1) its current operations; or 2) any operating entity and/or assets which may be acquired by the Company or its subsidiaries.

Reports to Security Holders

The Company is a reporting company. The Company files quarterly reports on Form 10-Q; annual reports on Form 10-K and current information reports on Form 8-K. The Company may also file various other reports from time to time as prescribed and required by the Securities and Exchange Commission.

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

Item. 1A.     Risk Factors

The following factors, among others, should be considered carefully in evaluating an investment in the Company’s securities. Please read the section in the Company’s Re-marketing Memorandum; titled “Risk Factors”, each sub-caption there under, as well as, the Company’s un-audited financial statements for the periods ended December 31, 2010 and December 31, 2011 respectively in conjunction with the notes to the financial statements thereof carefully before making a decision concerning the purchase of any of the Company’s securities.

Development Stage Status

The Company is a development stage holding Company operating through four subsidiaries; Landrush, Media Force, Industries and SCOR. Operations since the Company’s inception in 1991 through the Company’s fiscal period ended December 31, 2011, have primarily included expenditures related to the development and execution of the Company’s business plan; contemplated business ventures, products and services.  Since its inception, neither the Company nor any of its subsidiaries have been profitable.

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

The Company’s Industries’ DLFA unit is a new professional football league contemplated by Industries.  Industries’ DLFA unit shall be in primary competition with the National Collegiate Athletic Association (NCAA), the National Football League (NFL), the United Football League (UFL) and the Canadian Football League (CFL) for personnel. The NCAA and NFL currently hold leading positions in the market place as it pertains to advertisers and television market share. There are no assurances that Industries’ DLFA segment shall be able to obtain sufficient personnel levels to staff each of its twenty (20) contemplated teams nor that Industries’ DLFA segment shall be able to obtain broadcast distribution for its games on its Dream League TV Network or on any third party television networks.

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

No Assurance of Profitability

The Company is a development stage Company which has not generated a material level of consolidated revenue to date nor has the Company generated a profit. For the Company’s fiscal years ended December 31, 2010 and December 31, 2011 respectively, the Company generated net losses of <$5,504> and <$13,130> respectively. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by development stage companies. To address these risks, the Company must, among other things, establish its products and services in their respective markets, respond to competitive developments, continue to attract, retain and motivate qualified personnel, and continue to upgrade its technologies and commercialize its products and services incorporating such technologies. There can be no assurance that the Company can be successful in addressing these risks or that the Company can be operated profitably, which depends on many factors, including the success of the Company’s marketing program, the control of expense levels and the success of the Company’s business activities.

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

Further, the Company and its subsidiary units anticipates that a significant portion of its short-term working capital and long term acquisition financing resources may be provided from the proceeds generated from the secondary market re-sale of the Company’s common equity, held by affiliates and non affiliates of the Company.

While the Company intends to explore a number of options in order to secure alternative financing in the event that currently anticipated financing is not obtained or is insufficient, there can be no assurance that additional financing will be available when needed or obtained on terms favorable to the Company.

Dependence on Management

As of the Company’s fiscal year end December 31, 2011, shareholders and bondholders of the Company are fully dependent upon the Company’s Chief Executive Officer, Billy D. Hawkins, to conduct the Company’s business and to implement the operating objectives of each of its subsidiary units.  Success of the business depends on the skills and efforts of both current and future management and, to a large extent, on the active participation of the Company’s board of directors, executive officers and key employees. The Company may provide stock options in order to retain and motivate qualified management personnel or other key employees. However, the inability to attract and retain qualified management and other key employees could adversely affect the Company’s ability in meeting its business objectives.

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

Proposed Expansion and Ability to Manage Growth

The Company and each of its subsidiary units intend to expand its current level of operations.  Expansion of the Company’s operations will be dependent upon, among other things, its ability to: (I) achieve significant market acceptance for the Company’s products and services; (II) hire and retain qualified management, marketing, technical and other personnel; (III) successfully manage growth, if any (including monitoring operations, controlling costs, and maintaining effective quality controls); and, (IV) obtain adequate levels of both working capital and acquisition financing when needed.  The Company’s prospects for future growth will be largely dependent upon its ability to introduce and achieve significant penetration of its products and technologies in targeted markets, to successfully market its concepts, to develop and commercialize applications of its design and production technologies for the market and to enter into strategic alliances with third-parties in connection with the exploitation of its technologies. The Company may also seek to expand its operations through corporate merger and/or acquisition.

Item 1B.  Unresolved Staff Comments

On May 23, 2011, the SEC issued an Order Instituting Proceeding (“OIP”) against the Company pursuant to Section 12(j) of the Exchange Act.  For further information on this matter, please reference Item 3; “Legal Proceedings” of this Form 10-K Annual Report.

Item 2.  Description of Property

The Company maintains temporary; sublet administrative offices located at: 3409 Webb Garden; Dallas, Texas 75229. In preparation of its anticipated growth and the corresponding need for expanded office accommodations, the Company is actively seeking suitable network studio, management and administrative offices.

As growth and expansion require, the Company and each of its subsidiaries anticipates relocating to administrative offices during the Company's 2012 fiscal year.

Item 3. Legal Proceedings

On May 23, 2011, the Securities and Exchange Commission; Division of Enforcement issued an Order Instituting Proceeding (“OIP”) against the Company pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on Form 10-K or Form 10-KSB since December 31, 2001or quarterly reports on either Form 10-Q or Form 10-QSB since September 31, 2001.  An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of the Company’s common stock.

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

Said request for review not withstanding, due to the egregious nature of the underlying errors in the Findings of Fact in the Initial Decision which were material in several of the underlying premises which contributed to the Administrative Law Judge’s Initial Decision (See E-Smart Technologies, Inc., Order Remanding Proceedings; Securities Exchange Act of 1934 Release No. 50514; October 12, 2004); and the prejudice and inequity exhibited against the Company in the Initial Decision as related to the “non-exclusive” application of revocation sanctions for the same Violations under Section 13(a); Rules 13a-1 and 13a-13 of the Exchange Act of 1934 as exhibited In the Matter of Comverse Technology, Inc.; Securities Exchange Act of 1934 Release No. 65301; Administrative Proceeding File No. 3-13828; the Company intends to move with vigor in seeking judicial review of any final order entered pursuant to such decision.

On November 16, 2011, pursuant to Commission Rule of Practice 411,1/ the petition of Citizens Capital Corp., for review of the administrative law judge’s initial decision was granted.  Pursuant to Rule of Practice 411 (d), 3/ the Commission, on its own initiative, has determined to review what sanctions, if any, are appropriate in this matter.

On January 17, 2012, the SEC; Division of Enforcement filed a brief with the Commission, in opposition, to Citizens Capital Corp.’s petition for Review of the Initial Decision of the Administrative Law Judge, after said petition for review was granted by the Commission, on its own initiative, on November 16, 2011.

Again, on January 17, 2012, the SEC; Division of Enforcement curiously filed a motion with the Commission, for leave to adduce additional evidence while concurrently opposing Citizens Capital Corp.’s petition for Review of the Initial Decision of the Administrative Law Judge.

On January 27, 2012, the Company filed its Opposition to the Division of Enforcement’s motion for leave to adduce additional evidence.

On February 6, 2012, the Company filed Opposition Number 2; to the Division of Enforcement’s motion for leave to adduce additional evidence.

As of March 1, 2012, there has not been any further determination or ruling in this matter. The Company intends to continue to move with vigor in seeking initial judicial and subsequently, appeal level court review, if necessary, of any final order entered pursuant to such decision.

Item 4. (This item has been removed and reserved)

PART II

Item 5.  Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of        Equity Securities

The Company’s common stock originally traded on the NASD Over-the-Counter Bulletin Board under the symbol CAAP in the first quarter of the Company’s fiscal year ended December 31, 2000. The Over-the-Counter Bulletin Board is an inter-dealer quotation system whose price quotes does not reflect any retail mark-up, mark-down or commission and may not represent actual transactions. The high and low price quotes for the Company’s common stock during each quarter of fiscal year 2000 was as follows:

		Stock
		High	Low
2000
	First Quarter	.03	.02
	Second Quarter	1.71	.1875
	Third Quarter	2.25	.14
	Fourth Quarter	.34	.04

Beginning in the Company’s fiscal year ended December 31, 2002 thru its fiscal year ended December 31, 2011, the Company’s common stock did not have any market makers actively making a market in its common stock. As such, the Company’s common stock has not been actively traded during the referenced period. The high and low price quotes for the Company’s common stock during each quarter of fiscal year 2011 was as follows:

		Stock
		High	Low
2011
	First Quarter	.00	.00
	Second Quarter	.00	.00
	Third Quarter	.00	.00
	Fourth Quarter	.00	.00

As of December 31, 2011, there were approximately 51 record holders of the Company’s common stock.

The Company has not paid any cash or common stock based dividends on its common stock since its inception. Periodically, the Company will consider the payment of dividends in light of the Company’s earnings, capital requirements, financial condition and other factors, but there is no assurance that the Company will elect to pay dividends in the future.

The Company is not currently subject to any restrictions which would limit its ability to pay either cash or stock dividends on its common equity, providing that sufficient earnings and/or surplus are available to pay a cash dividend.

For the Company’s fiscal period ended December 31, 2011; December 31, 2010 and December 31, 2009 respectively, the Company did not purchase any of its own equity securities.

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

Selected Annual Results of Operations

The following discussion of the financial condition and results of operations of the Company for its fiscal year ended December 31, 2011 should be read in conjunction with the Financial Statements and the related Notes thereto included under Item 8, “Financial Statements” located in this Form 10-K. Operations since inception have primarily included expenditures related to operations and the internal development of the Company’s assets and proposed business ventures, research; and the development of its prototype branded products and services. The Company’s operations since January 1, 2011, include redeployment of its Media Force unit’s Black Financial News Network website and completion of the launch of its Black Financial News TV Network, as well as, redeployment of its DLFA Industries unit’s Dream League Football website and completion of the launch of its Dream League Football Association, professional football league and its Dream League TV game programming Network.

Further, the Company’s operations since January 1, 2011 included completion of the internal development of its 100+ channels; subscriber based; pay television, sports and entertainment, programming and distribution platform.

The Company’s Landrush unit is currently evaluating, for acquisition, various commercial, hotel and multi-family residential real estate purchase opportunities.

The Company has previously completed the development of its SCOR brand line of footwear and apparel and is currently pursuing the resumption of production, marketing and distribution of its SCOR Brand line of products.

The Company anticipates its SCOR brand footwear being designated the official shoe of its DLFA Industries unit’s Dream League Football Association, professional football league.

The following table shows selected results of operations for the fiscal years ended December 31, 2001 thru December 31, 2011. As of December 31, 2011, the Company has completed the internal development of its portfolio of products and services.  With the exception of the initial introduction of its SCOR Brand line of athletic, casual footwear and apparel target market consumers, the Company, as of December 31, 2011, had not introduced its products and services into the consumer market.  As such, the figures in the table below may not be reflective of future operations.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,
	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	From Period of Inception (March 12, 1991) to December 31, 2011
Sales	$ 0	$ 13	$ 37	$ 103	$ 198	$ 0	$ 369	$ 0	$ 7,054	$ 36,106	$ 71,531	$ 177,937

Cost of Sales	0	0	3	0	0	0	0	0	3,487	7,197	12,843	37,401

Other Income	0	0	(4,750)	0	0	0	0	0	(10,758)	0	6,801	(8,707)

Gross Margin	0	13	(4,716)	103	198	0	369	0	3,567	28,909	65,489	131,829

G & A Expensive	13,130	5,517	9,938	9,568	7,787	10,215	24,435	3,359	3,530	29,781	128,840	492,473

Net Income (Loss)	(13,130)	(5,504)	(14,654)	(9,465)	(7,589)	(10,215)	24,066	(3,359)	(10,721)	(872)	(63,351)	(360,644)

Net Loss (Per Share)	*	*	*	*	*	*	*	*	*	*	*	*

*Less than $0.01 Per Share

Liquidity and Capital Resources

Since its inception, the Company has financed its operations primarily from contributions from its principle stockholder, the sale of its common stock, and re-marketing with related parties. For the periods ending December 31, 2010 and 2011 respectively, contributions from its principal stockholder totaled $4,190 and $2,580 respectively. The Company had ($62,602) in cash as of December 31, 2010.

The Company’s operating activities generated a net loss of ($63,351); ($872); ($10,721); ($3,359); ($24,066); ($10,215); ($7,589); ($9,465); ($14,654); ($5,504) and ($13,130), respectively for the fiscal years ended December 31, 2001; December 31, 2002; December 31, 2003; December 31, 2004; December 31, 2005; December 31, 2006; December 31, 2007; December 31, 2008; December 31, 2009;  December 31, 2010 and December 31, 2011 respectively. Losses generated during each of these periods were due to general administrative and operating expenses exceeding both developmental and operational revenue for the reported periods.

As a development stage Company, the Company’s products and services have not been fully introduced, marketed and distributed into the consumer market place and thus have not generated a significant level of revenues streams necessary to offset administrative and operating expenses through the Company’s fiscal year ended December 31, 2011. During fiscal year 2012, the Company’s plans to introduce and publicly market its 1) subscriber based Black Financial News TV Network; 2) Dream League Football Association, professional football league; 3) Dream League TV Network; 4) 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform.

For the fiscal year ended December 31, 2010 and 2011 respectively, the Company used ($0) and $0 net cash, respectively for investing activities. As a development stage Company, the Company has not generated sufficient cash from operations to initiate a material level of investing activities; however, investment in subsidiary common stock during fiscal year 2009 was financed by an exchange of intangible assets for subsidiary stock.

At December 31, 2011, the Company’s level of cash reserves and liquid working capital may not be sufficient to allow the Company to introduce and publicly market its developed products and services into the consumer market place. During fiscal year 2011, the Company, as related to receipt of the sales proceeds thereof, may pursue the secondary re-marketing of both equity and debt held by its ESOP Trust or other non-affiliates, as selling security holders. The Company continues to pursue lines of credit from third party lenders; pursue both short term and/or long term borrowings from institutional investors necessary to fund its working capital requirements and the introduction of its branded products and services into the consumer market place.

As of its fiscal year ended December 31, 2011, the Company did not have a material level of commitments for capital expenditures. However, during its 2012 fiscal year, the Company’s anticipates making capital expenditures of approximately $520,000 for the purchase of certain studio and broadcast equipment related to 1) its Black Financial News TV Network; 2) its Dream League TV Network; and 3) its 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform. The Company anticipates that the capital necessary for its acquisition initiatives and the further introduction of its products and/or services into the consumer marketplace shall be derived from the anticipated proceeds received from the secondary, re-marketing, to both institutional and accredited investors, of its common equity and Series 2010A Bonds, held by it ESOP Trust, as selling security holder.

Result of Operations

The Company is a development stage company whose internally developed assets, branded products and services have not been significantly advertised, promoted or introduced into the consumer marketplace as of its fiscal year ended December 31, 2011

As such, revenue generated as a result of the Company’s internally developed assets, branded products and services did not generate a material level of operating revenue during this period.

For the fiscal periods ended December 31, 2009; December 31, 2010 and December 31, 2011 respectively, the Company had revenue of; $37; $13; and $0, respectively.

For the fiscal period ended December 31, 2011, the Company’s DLFA Industries unit contributed $0 to the Company’s operating revenue for the period.

For the fiscal period ended December 31, 2011, the Company’s Media Force unit contributed $0 to the Company’s operating revenue for the period.

For the fiscal period ended December 31, 2011, the Company’s Landrush unit contributed $0 to the Company’s operating revenue for the period.

For the fiscal period ended December 31, 2011, the Company’s SCOR unit contributed $0 to the Company’s operating revenue for the period.

During its 2012 fiscal year, the Company anticipates making capital expenditures of approximately $520,000 related to the purchase of studio and broadcast equipment related to 1) its Media Force unit’s Black Financial News TV Network; 2) its Industries’ Dream League TV Network; and 3) its 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform.

It is the Company’s opinion that at the event in which its internally developed assets, products and services are fully introduced, advertised, and distributed into the market place, there shall be a corresponding increase in the Company’s revenue and profitability. Further, it is the Company’s objective to initiate and pursue a program of growth and acquisition which will allow the Company to add, to its current holdings, various operating companies and/or operating assets thereby allowing the Company to “acquire” revenue.

Developments since our Last Periodic Report

There has been no material company developments since September 30, 2011, the date of the Company’s last filed, third quarter periodic report.

As of the Company’s fiscal period ended December 31, 2011, the Company’s plans contemplate an ongoing pursuit of both synergistic and unrelated assets and/or corporate merger and acquisition opportunities while operating in the following four market segments: 1) commercial and multi-family residential real estate investment and development; 2) (a) specialty news broadcast; (b) broadband sports, information and entertainment television programming; and (c) broadcasting distribution; 3) the design, marketing and distribution of branded athletic shoes and apparel and 4) professional sports entertainment and broadcasting, through its four wholly owned subsidiaries: Landrush Realty Corporation (“Landrush” - 97%); Media Force Sports & Entertainment, Inc. (“Media Force”- 97%); SCOR Brands, Inc. (“SCOR” - 97% ) and DLFA Industries, Inc. (“Industries”- 100%). Operations since inception have primarily included expenses related to development of the Company’s proposed business ventures.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the Company’s financial condition due to adverse changes in financial market prices and rates.  The Company is exposed to market risk related to changes in overall market interest rates as it relates to the Company’s Series 2010A; 7% percent; 144A bonds, if and when said bonds are remarketed in the institutional debt market by the Company’s affiliate and selling bondholder. .

Interest Rate Risk on our Debt

Because the interest rates applicable to our Series 2010A; 7% percent; 144A bonds are fixed, the Company may be exposed to market risk from rises in market interest rates.  In the event that market interest rates rise, the Company’s Series 2010A; 7% percent; 144A bonds may have to be significantly discounted in order to remarket said bonds according to competitive, current market rates.  The Company does not utilize any hedging instruments or derivative techniques in relations to its Series 2010A; 7% percent; 144A bonds. For a description of the Company’s Series 2010A; 7% percent; 144A bonds, please see Note No. 13 and Note No. 14 respectively of the Notes to the Company’s 2011 Financial statements.

Item 8.  Financial Statements and Supplementary Data

The Company is a smaller reporting company as defined by 229.10(f)(1). As such, the Company is not required to provide the Supplementary Data information segment required by this item.  However, the Company is required to provide Financial Statements related to this item 8.

For the period December 31, 2001 thru December 31, 2011, the Company was an inactive entity pursuant to Rule 17 CFR 210.3-11 (Please See Index Section Entitled – “Explanatory Note”). If a registrant is an inactive entity as defined below, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be un-audited. An inactive entity is one meeting all of the following conditions: (a) Gross receipts from all sources for the fiscal year are not in excess of $100,000;  (b) the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock, (c) Expenditures for all purposes for the fiscal year are not in excess of $100,000; (d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

The Company is hereby providing its financial statements (un-audited) under this Item 8 for the period ended December 31, 2011.

Index to Consolidated Financial Statements:

Page No.

Management's Accounting Report	30

Financial Statements (Un-Audited)

Consolidated Balance Sheet	31

Consolidated Statements of Operations	33

Consolidated Statement of Stockholder’s Equity (Deficit)	34

Consolidated Statements of Cash Flows	37

Notes to Consolidated Financial Statements	39

MANAGEMENT’S ACCOUNTING REPORT

Board of Directors
Citizens Capital Corp.
Dallas, Texas

The Company's management utilizes accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenues and expenses. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting controls and preventing and detecting fraud. The Company's system of internal accounting controls is designed to assure, among other items, that; 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period and in a timely manner to produce financial statements which fairly present the financial condition of Citizens Capital Corp. (a development stage company).

These financial statements are the responsibility of the Company’s management. In the opinion of management, the financial statements referred to herein present fairly, in all respects and without any material misrepresentations, the financial position of Citizens Capital Corp. (a development stage company) for the years ended December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and December 31, 2010 and from the period of inception (March 12, 1991) to December 31, 2011.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
March 1, 2011

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEET

For The Year Ended December 31, 2011 and December 31, 2010

	2011	2010
CURRENT ASSETS:
Cash	$(62,602)	$(71,758)
Accounts receivable	-	13
Total current assets	(62,602)	(71,745)

OTHER ASSETS:
Investments – (Note 10)	25,010	25,010
Note Receivable2 from ESOP Trust - (Note 11)	18,863,700	18,863,700
Total other assets	18,888,710	18,888,710

PROPERTY AND EQUIPMENT, net of accumulated depreciation	-	-

INTANGIBLE ASSETS, net of accumulated amortization of: $11,118 (2011); $7,936 (2010) - (Note 12)
Brands; Rights; Services and Contracts	24,786	27,540
Goodwill	3,856	4,284
Total intangible assets	28,642	31,824

Total assets	$18,854,750	$18,848,789

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable	$11,877	$1,327
Advances from stockholder	8,270	8,270
Total current liabilities	20,147	9,597

LONG TERM LIABILITIES:
Credit card cash advances – (Note 4)	38,418	38,418
Interest Payable – Credit card advances (Note 4)	57,233	52,678
Loans from stockholders – (Note 6)	26,714	26,714
Interest Payable - Stockholders’ Loans - (Note 6)	9,846	8,440
Series 2010A; 7% percent; $1,000 par value; convertible; callable; 144A; First Mortgage Bonds due 2020 - (Note 13)	30,000,000	30,000,000
Discount on Series 2010A; 144A Bond Issuance - (Note 14)	(11,136,300)	(11,136,300)
Total long term liabilities	18,995,911	18,989,950

Total liabilities	$19,016,058	$18,999,547

COMMITMENT - (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 7 ¼ percent; $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding - (Note 8)	1,000,000	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225	480,225
Additional paid-in capital	48,818,823	48,816,243
Note receivable1 from ESOP – (Note 7)	(50,099,712)	(50,099,712)
Deficit accumulated during the development stage	(360,644)	(347,514)
Total stockholders’ deficit	(161,308)	(150,758)

Total liabilities and stockholders’ deficit	$(18,854,750)	$(18,848,789)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,						Period from Inception (March 12, 1991) to
	2011			2010			December 31, 2011

SALES		$0			$13		$177,937

COST OF SALES		0			0		37,401

OTHER INCOME/(LOSS)		-			-		(8,707)

GROSS MARGIN		0			13		131,829

GENERAL AND ADMINISTRATIVE EXPENSES		13,130			5,517		492,473

NET LOSS		$(13,130)			$(5,504)		$(360,644)

NET LOSS PER SHARE (basic and diluted)	$		*	$		*

* Less than $.01 per share

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000)	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199)

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000)	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,069)	(108,766)

Net loss for year	-	-	-	-	-	-	(872)	(872)
BALANCES, December 31, 2002	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,941)	(109,638)

Net loss for year	-	-	-	-	-	-	(10,721)	(10,721)
BALANCES, December 31, 2003	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(272,662)	(120,359)

Contribution by stockholder during 2004					2,159			2,159

Principal Repayment by ESOP of Note Receivable during 2004	-	-	-	-	-	118	-	118

Net loss for year	-	-	-	-	-	-	(3,359)	(3,359)
BALANCES, December 31, 2004	1,000,000	1,000,000	48,022,500	480,225	48,774,067	(50,099,712)	(276,021)	(121,441)

Contribution by stockholder during 2005					18,929			18,929

Net loss for year	-	-	-	-	-	-	(24,066)	(24,066)
BALANCES, December 31, 2005	1,000,000	1,000,000	48,022,500	480,225	48,792,996	(50,099,712)	(300,087)	(126,578)

Contribution by stockholder during 2006					7,170			7,170

Net loss for year	-	-	-	-	-	-	(10,215)	(10,215)
BALANCES, December 31, 2006	1,000,000	1,000,000	48,022,500	480,225	48,800,166	(50,099,712)	(310,302)	(129,623)

Contribution by stockholder during 2007					2,897			2,897

Net loss for year	-	-	-	-	-	-	(7,589)	(7,589)
BALANCES, December 31, 2007	1,000,000	1,000,000	48,022,500	480,225	48,803,063	(50,099,712)	(317,891)	(134,315)

Contribution by stockholder during 2008					4,056			4,056

Net loss for year	-	-	-	-	-	-	(9,465)	(9,465)
BALANCES, December 31, 2008	1,000,000	1,000,000	48,022,500	480,225	48,807,119	(50,099,712)	(327,356)	(139,724)

Contribution by stockholder during 2009					4,934			4,934

Net loss for year	-	-	-	-	-	-	(14,654)	(14,654)
BALANCES, December 31, 2009	1,000,000	1,000,000	48,022,500	480,225	48,812,053	(50,099,712)	(342,010)	(149,444)

Contribution by stockholder during 2010					4,190			4,190

Net loss for year	-	-	-	-	-	-	(5,504)	(5,504)
BALANCES, December 31, 2010	1,000,000	$1,000,000	48,022,500	$480,225	$48,816,243	$(50,099,712)	$(347,514)	$(150,758)
Contribution by stockholder during 2011					2,580			2,580

Net loss for year							(13,130)	(13,130)
BALANCES, December 31, 2011	1,000,000	$1,000,000	48,022,500	$480,225	$48,818,823	$(50,099,712)	$(360,644)	$(161,308)

See accompanying notes to consolidated financial statements.

CITIZENS CAPITAL CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception (March 12, 1991) to
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(13,130)	$(5,504)	$(360,644)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	2,580	4,190	141,998
Services paid for with stock and options	-	-	40,225
Depreciation and amortization	3,182	3,536	30,590
Amortization of Series 2010A; 144A bond discount	-	-	-
Loss on sale/disposal of equipment	-	-	20,242
Loss on sale/disposal of intangible assets - brands, rights, services, contracts	-	-	20,250
Changes in assets/liabilities
(Increase) decrease in accounts receivable	13	(13)	0
(Increase) decrease in prepaid expenses	-	-	-
(Increase) decrease in intangible assets – brands, rights, services, contracts	-	-	(60,400)
(Increase) decrease in intangible assets – Goodwill	-	-	(4,760)
(Increase) decrease in other assets - Note Receivable2 from ESOP	-	-	(18,863,700)
Increase (decrease) in accounts payable	10,550	1,327	11,877
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable – Credit card cash advance	4,555	4,338	57,233
Increase (decrease) in interest payable – Stockholders’ Loans	1,406	1,352	9,846
Net cash (provided) used by operating activities	9,156	9,226	(18,918,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Acquisition of common stock for intangible assets	-	-	(25,010)
Net cash used by investing activities	-	-	(59,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Stockholders Loans	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv1. by ESOP	-	-	288
Series 2010A; 7% percent 144A; bond issuance	-	-	30,000,000
Re-marketing discount on Series 2010A; 7% percent 144A; bond issuance	-	-	(11,136,300)
Net cash provided by financing activities	-	-	18,915,797

NET INCREASE/DECREASE IN CASH	9,156	9,226	(62,602)

CASH, beginning of period	(71,758)	(80,984)	-

CASH, end of period	$(62,602)	$(71,758)	$(62,602)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

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

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the years ended December 31, 2011 and 2010, respectively.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved. The Company had no material deferred tax liabilities. The Company’s NOL at December 31, 2011 was approximately $360,644 and it expires through the year 2020.

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

2.      Plan of Operation for the 2012 Fiscal Year

The Company’s plan of operation for the 2012 fiscal year is to: (1) acquire specific studio and broadcast equipment necessary for the fulfillment of its 10 year content licensing and distribution agreement between and amongst the Company’s Media Force unit’s Black Financial News TV Network® and Vivicast Media, LLC.

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

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Company intends to resume production and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates. The Company’s cash requirements have been funded to date by its principal stockholder. The Company generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Company intends to attempt to borrow these funds from affiliates of the Company and third party private lenders, as well as, access both the public and private debt and equity capital markets when and where available. Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition. Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

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

On November 22, 2004, the Company’s principal officer reached agreement with credit card provider to restructure the annual interest rate charge, charged on the annual outstanding card balance, from 19.8% per annum to 5% per annum and convert the repayment term of said current outstanding credit card balance to a 10 year term with a maturity date of November 22, 2014. Per the terms of the agreement, the Company many repay the full outstanding credit card balance, with accrued interest, at any time prior to the maturity date of November 22, 2014.  As of its period ended December 31, 2004, the Company re-classified and recorded the existing outstanding credit card balance, with accrued interest payable, as a long term liability of the Company. Total Credit Card loan Principal and Accrued Interest Due as of the period ended December 31, 2011 is: $95,651.

5.0% Credit Card Loan; due November 22, 2014; payable in full at maturity with accrued interest.		$38,418

Credit Card; Interest Payable for the Period ended December 31, 2011.	$4,555

Credit Card; Accrued Interest Payable through the Period ended December 31, 2011.		57,233

Total Principal and Accrued Interest Due - as of December 31, 2011.		$95,651

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Advances from Stockholder

The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Company. For the period ended December 31, 2011, advances from stockholder outstanding was $8,270.

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
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding.  As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified and recorded for the period as long term liabilities of the Company.  For the period ended December 31, 2011, stockholder loans outstanding, including accrued interest, was $36,560.

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest		$26,714

Stockholder loan; Interest Payable for the Period ended December 31, 2011.	$1,406

Accrued Interest Payable through the Period ended December 31, 2011.		9,846

Total Principal and Accrued Interest Due - as of December 31, 2011.		$36,560

7.      Employee Stock Ownership Plan and Note Receivable1

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

Shares of the Company’s Class A; common stock sold by the ESOP Plan Trust and applied to the re-payment of the outstanding balance of the Note Receivable1 due from ESOP Trust as of December 31, 2011 were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against ESOP Note Receivable1 Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
05/13/2004	1,500,000	$117.49	$117.49
			Total $ 287.46

For the period ended December 31, 2011, ESOP Note Receivable1 balance outstanding was $50,099,712.

8.      Stockholders’ Equity

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cumulative dividends in arrears as of December 31, 2011 are $1,255,414.

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

As of December 31, 2011, the Company had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

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

For the period ended December 31, 2011, the Company did not grant nor issue any additional stock options.

9.      Commitment

The Company has entered into a lease agreement for the printing shop operations.  The lease expires in 2003 and provides for the following minimum lease payments:

2001	$24,000
2002	24,000
2003	10,000
$58,000

The Company’s lease agreement expired effective December 31, 2003.  As such, subsequent to the period ended December 31, 2003, the Company no longer recognized nor notated the value of said lease commitment on its balance sheet as a potential long term liability. At the expiration of said lease agreement for the period ended December 31, 2003, the Company leases its administration office accommodations on a month to month basis.  As of the period ended December 31, 2011, the Company has no current lease commitment for which it records a contingent liability.

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

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Company accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Company and Industries.  Thereby, for the period ended December 31, 2009, the Company recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries. For the period ended December 31, 2011, the Company has recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries.

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

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each $1,000 Par Value Bond is convertible at $5.00 per share into 200 shares of the Company's Class A; no par; common stock or an aggregate of 6,000,000 common shares.

Each $1,000 Par Value Bond; of an aggregate of 30,000 bonds, is callable, by the Company, at Par plus a 7% percent premium or $1,070 for a total aggregate amount of $32,100,000.

Disposition of Series 2010A Bonds

In order to reduce the outstanding, principal loan balance of the ESOP Note2 payable to the Company, the ESOP Trust may remarket on a secondary market basis, at any time in the institutional, capital market place, up to $30,000,000 aggregate principal value of its Citizens Capital Corp.; 7% Percent; $1,000 Par Value; Series 2010A; Convertible; Callable; 144A; Secured; First Mortgage Bonds Due 2020 held.

Liquidating Call Provision

Pursuant to the provision of the ESOP Note2 and the Security Agreement thereof, the Company or the assigned Note holder of record thereof, shall have the right to require the ESOP Trust to remarket,  on a secondary market basis, at any time, up to "ALL" of it $30,000,000 aggregate principal amount of its: 7% Percent; $1,000 Par Value; Series 2010A; Convertible; Callable; 144A; Secured; First Mortgage Bond holdings.

If said Series 2010A Bonds are not successfully re-marketed by the ESOP Trust to Qualified Institutional Buyer’s (QIBs) and/or certain accredited investors, in whole or in part, the debt balance remaining, if any, related to the Series 2010A Bonds issuance, as well as, the note receivable2 and liability thereof may be extinguished at the sole discretion of the Company.

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

Net intangible assets for the period ended December 31, 2011 was $28,642.

Schedule of Intangible Assets

1) Intangible Value of Black Financial News® Network (BFNN) video based website assets at December 31, 2008		$10,000

Amortization of Intangible Value of Black Financial News® Network (BFNN) video based website assets for the Period ended December 31, 2011 / Accumulated amortization.	$(729)	(3,439)
Intangible Value of Black Financial News® Network (BFNN) video based website (less) accumulated amortization through the Period ended December 31, 2011.		6,561

2) Intangible Value of Dream League Football Association (DLFA) assets at December 31, 2008		$25,000
Amortization of Dream League Football Association (DLFA) for Period ended December 31, 2009 / Accumulated amortization.	$-	(4,750)
Intangible Value of Dream League Football Association (DLFA) assets (less) accumulated amortization through the Period ended December 31, 2009.		20,250
Sale/Disposal of Intangible Asset – December 31, 20009		(20,250)
Net Intangible Value of Dream League Football Association (DLFA) asset for the period ended December 31, 2011.		- 0 -

3) Intangible Value of Black Financial News® TV Network assets at December 31, 2009		$25,000
Amortization of Intangible Value of Black Financial News® TV Network (BFNN) for the Period ended December 31, 2011 / Accumulated amortization.	$(2,025)	(6,775)
Intangible Value of Black Financial News® TV Network (BFNN) (less) accumulated amortization through the Period ended December 31, 2011.		18,225

4) Intangible Value of DLFA - Goodwill December 31, 2009		$4,760
Amortization of Intangible Value of DLFA – Goodwill for the Period ended December 31, 2011 / Accumulated amortization.	$(428)	(904)
Intangible Value of DLFA-Goodwill (less) accumulated amortization through the Period ended December 31, 2011.		3,856

Net Intangible Asset Value at December 31, 2011.		$28,642

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

CITIZENS CAPITAL CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the periods ended December 31, 2009 and December 31, 2010, annual interest payable and amortized bond discount for the Series 2010A Bonds was $0 and $0 respectively. For the period ended December 31, 2011, annual interest payable and amortized bond discount for the Series 2010A Bonds was $0 and $0 respectively.

CITIZENS CAPITAL CORP.
(a development stage company)

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

17.      Subsequent Events

The Company does not have any subsequent events to report for the period ended December 31, 2011.

Item 9.  Changes in and Disagreements with Accountants.

The Board of Directors selected Hein + Associates LLP as its independent accountant for the initial audit of its financial statements for the fiscal years ending December 31, 2000; and 1999 and the period from inception (March 12, 1991) to December 31, 2000.

Prior to selecting the independent accounting services of Hein + Associates LLP, the Company did not have an independent accountant.

CITIZENS CAPITAL CORP.
(a development stage company)

For the December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004, December 31, 2003, December 31, 2002, and December 31, 2001 fiscal periods respectively, the Company was in an inactive entity pursuant to Rule 17 CFR 210.3-11. Rule 17 CFR 210.3-11 states that if a registrant is an inactive entity as defined below, the financial statements required by this regulation for purposes of reports pursuant to the Securities Exchange Act of 1934 may be un-audited. An inactive entity is one meeting all of the following conditions: (a) Gross receipts from all sources for the fiscal year are not in excess of $100,000;  (b) the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock, (c) Expenditures for all purposes for the fiscal year are not in excess of $100,000; (d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

As of the period ended December 31, 2011, the Company has neither previously, subsequently nor currently had any disagreements with its independent accountant on any matters regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

At that juncture whereby the Company is no longer in an inactive status pursuant to Rule 17 CFR 210.3-11, the Company intends to select a new auditor.

 9A. Controls and Procedures.

As of the Company’s fiscal year ended December 31, 2011, Executive Management of the Company hereby states that it is its corporate responsibility to establish and maintain adequate internal controls over financial reporting as it pertains to the operations of the Company.

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

For the Company’s fiscal year ended December 31, 2011, it is Executive Management’s assessment that the internal controls over the Company’s financial reporting process are effective. While Executive Management of the Company believes that the internal controls over the Company’s financial reporting process are effective, Executive Management believes that the level of reporting efficiency, in terms of automated financial reporting systems, can be improved to increase the efficiency of the Company’s period end reporting and reduce the time necessary to close out both its quarterly and year end reporting process.

For the fiscal year ended December 31, 2011, Executive Management of the Company hereby states that it has not identified nor made any changes in the Company’s internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CITIZENS CAPITAL CORP.
(a development stage company)

Item 9B.  Other Information

The Company does not report any material information hereby this Item 9B which occurred during the Company’s fourth quarter covering the year end period of this report ended December 31, 2011 which would otherwise have been required to be disclosed and filed, by the Company, on a Form 8-K Current Information report:

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

Name	Age	Positions Held	Term of Office

Billy D. Hawkins	48	D; CEO; COB	20 years
Derrick A. Hayden	27	D; SEC	3 years

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

Name	Age	Positions Held	Term of Office

Billy D. Hawkins	48	D; CEO; COB	20 years
Derrick A. Hayden	27	D; SEC	3 years

(D)=Director
(CEO)=Chief Executive Officer
(COO)=Chief Operating Officer
(COB)=Chairman of the Board
(CFO)=Chief Financial Officer
(SEC)=Secretary

CITIZENS CAPITAL CORP.
(a development stage company)

Identification of Certain Significant Employees

During fiscal year 2011, the Company did not enter into any material employment agreements and/or relationships which would have deemed said personnel to be a significant employee of the Company.

Family Relationships

Billy D. Hawkins, a Director, Chief Executive Officer and Chairman of the Board of the Company is the uncle by blood, of Derrick Hayden, a Director and Secretary of the Company.

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

Involvement in Certain Legal Proceedings

(1) During the preceding five years since the Company’s fiscal year ended December 31, 2011, no petition under the federal bankruptcy laws or any state insolvency law has been filed by or against any director, person nominated to become a director or executive officer of the Company. Nor has any receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership, corporation or business association in which said person was a general partner or executive officer within two years before the time of any such filings.

(2) During the preceding five years since the Company’s fiscal year ended December 31, 2011, no director, person nominated to become a director or executive officer of the Company been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding.

(3) During the preceding five years since the Company’s fiscal year ended December 31, 2011, no director, person nominated to become a director or executive officer of the Company, the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated by a court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting him from the following activities:

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

(4) During the preceding five years since the Company’s fiscal year ended December 31, 2011, no director, person nominated to become a director or executive officer of the Company is the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated by any Federal or State authority barring, suspending or otherwise limiting said persons for more than 60 days from engaging in any activity described in paragraph (3)(i) of this section, or from being associated with persons engaged in any such activity.

(5) During the preceding five years since the Company’s fiscal year ended December 31, 2011, no director, person nominated to become a director or executive officer of the Company have been found by a court in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law and no judgment in such civil action or finding by the Securities and Exchange Commission been subsequently reversed, suspended or vacated.

(6) During the preceding five years since the Company’s fiscal year ended December 31, 2011, no director, person nominated to become a director or executive officer of the Company been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, no judgment in such civil action or finding by the Commodity Futures Trading Commission been subsequently reversed, suspended or vacated.

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

Item 11.  Executive Compensation.

The following table sets forth all compensation paid or earned for services rendered to the Company by its executive officers in all capacities during the fiscal year ended December 31, 2011. No executive officer received total annual salary, bonus, or other compensation in excess of $100,000 during the fiscal year ended December 31, 2011.

Summary Compensation Table
Annual compensation								Long term compensation
								Awards				Payouts
Name and principal position (a)	Year (b)	Salary($) (c)		Bonus ($) (d)		Other annual compensation ($) (e)		Restricted stock award(s) (f)		Securities underlying options/SARs(#) (g)		LTIP Payouts ($) (h)		All other compensations ($) (i)

CEO, Billy D. Hawkins	2011	$0.00	(1)	$0.00	(1)	$0.00	(1)	$0.00	(1)	$100,000	(1)	$0.00	(1)	$0.00	(1)
Secretary, Derrick A. Hayden	2011	$0.00	(2)	$0.00	(2)	$0.00	(2)	$0.00	(2)	$100,000	(2)	$0.00	(2)	$0.00	(1)

(1) In order to conserve the Company's financial resources during the early stages of its growth and development, Billy D. Hawkins elected to forgo any form of cash or non-cash salary or bonus as compensation for his role as the Company's Chief Executive Officer for its fiscal year ended December 31, 2011.

(2)  Mr. Hayden did not receive any form of cash  or  non-cash salary  or bonus as compensation during the Company's fiscal year ended December 31, 2011 for his role as the Company’s Secretary.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The total outstanding common stock of the Company as of December 31, 2011, consists of 48,022,500 shares. All outstanding shares of common stock are entitled to one vote per share.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership as of December 31, 2011, of the Company's common stock by (a) each person known by the Company to be a beneficial owner of more than five percent of the outstanding common stock of the Company, (b) each director of the Company, and (c) all directors and executive officers of the Company as a group (5 persons), owned beneficially 43,261,715 shares or 90% of the issued and outstanding shares of common stock as set forth in the following table.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership		(4) Percent of Class

Common Stock	Billy D. Hawkins	29,781,715	(1)(3)(4)	62%
Common Stock	Directors and Executive Officers As A Group (5) persons	13,480,000	(2)	28%

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

Certain Business Relationships

For the Company's fiscal year ended December 31, 2011, Billy D. Hawkins, a director, Chief Executive Officer and Chairman of the Board of the Company also served as Chief Executive Officer, Chairman of the Board and/or Managing Director for the Company's three (3) 97% owned subsidiaries; Landrush Realty Corporation, Media Force Sports & Entertainment, Inc. and SCOR Brands Inc., as well as, its 100% owned subsidiary, DLFA Industries Inc..  Mr. Hawkins also serves as a Managing Director of the Company’s current Joint Venture relationship with Far Reach Technologies, Inc.

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

Indebtedness of Management

As of the Company’s fiscal year ended December 31, 2011, none of the following has been nor are they currently indebted to the Company or its subsidiaries for any amount:

1) no director or executive officer of the Company;
2) no nominee for election as a director of the Company;
3) no member of the immediate family of any of the persons specified in paragraph (1) or (2) of this subsection;
4) no corporation or organization, other than the Company or its subsidiaries, of which any of the persons specified in paragraph (1) or (2) of this subsection is an executive officer or partner or is directly or indirectly, the beneficial owner of ten percent or more of any class of equity securities.

Transactions with Promoters

As the sole founder and original investor of the Company, Billy D. Hawkins, a Director, Chief Executive Officer and Chairman of the Board of the Company is the only person who may currently be considered as a promoter of the Company.  For the Company's fiscal year ended December 31, 2011, the Company has not engaged nor is currently engaged with any external promoter(s) nor has the Company entered into any transaction with any external promoter(s) for the purpose of promoting the activities of the Company.

Item. 14.  Principal Accounting Fees and Services.

Principal fees charged to the Company, by its Public Accountant, related to the performance of various Accounting functions and services for the Company's fiscal years ended December 31, 2010 and December 31, 2011 were $0 and $0 respectively.

The scope of primary services provided by the Company’s Public Accountant for the period covered were as follows:

Audit Fees: - None

Audit-Related Fees: None

Tax Fees: None

All Other Fees: None

PART IV

Item. 15.  Exhibits, Financial Statements, Schedules.

(a)           Documents filed as part of this report.

1) Financial Statements.

Consolidated financial statements for the annual period ended December 31, 2011 have been filed as part of this 10-K annual report. Said financial statements are listed under Item 8 of the report herein under “Managements Accounting Report” on the index to Consolidated Financial Statements; Page 32.

2)  Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable not required, or the information is shown in the consolidated financial statements or notes thereto as noted under (a) 1) above.

3)   Exhibits

      See (b) below; Exhibit Index; on page 65

(b) Exhibits.
EXHIBIT INDEX
Exhibit No	Description

3.1
Citizens Capital Corp; Articles of Incorporation; is hereby incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.
*

3.2
Citizens Capital Corp; By-Laws; is hereby incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.
*

4.1
Instrument Defining Rights of  Security holders; is hereby incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.
*

4.2
Citizens Capital Corp.; Series Bond Indenture Form; is hereby incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.
*

4.3
Citizens Capital Corp.;  Series 2010A; First Supplement to the Series Bond Indenture Form; is hereby incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.
*

4.4
Citizens Capital Corp. & Citizens Capital Corp. ESOP Trust; Series 2010A; 144A Bond Purchase; Re-marketing Agreement; is hereby incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.
*

10.3
Citizens Capital Corp. & Citizens Capital Corp. ESOP Trust; Promissory Note1 and Security Agreement ; is hereby incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.
*

10.4
Citizens Capital Corp. & Citizens Capital Corp. ESOP Trust; Promissory Note2 & Security Agreement ; is hereby incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.
*

10.5
Vivacast Media, LLC & Black Financial News TV Network; 10 year, content licensing & affiliate distribution agreement ; is hereby incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.
*

10.6
Vivacast Media, LLC & Dream League TV Network; 10 year, content licensing & affiliate distribution agreement ; is hereby incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.
*

10.7
Citizens Capital Corp. & DLFA Industries Inc. Asset Purchase Agreement ; is hereby incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.
*

21.1	Subsidiaries of the Company

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(f) and 15d-15(f)

99.1
Citizens Capital Corp.; Series 2010A; 144A;  Bond Certificate – Specimen; is hereby incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.
*

101.ins	XBRL Instance
101.sch	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

* This exhibit information is hereby cross-referenced and incorporated by reference to the same Exhibit number to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on September 12, 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Capital Corp.
(Registrant)

By: /s/ Billy D. Hawkins

Date:  March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Billy D. Hawkins
Chief Executive Officer; Director of Citizens Capital Corp.
(Principal Executive Officer)

Date: March 26, 2012