Form 10-Q
period 2012-03-31
CITIZENS CAPITAL CORP
filed 2012-05-14
CIK 925535

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

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

Issuer’s telephone number, including area code: (469) 359-3868.

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
 Yes    [X]           No   [  ]

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes    [ ]         No   [X]

Number of shares outstanding of the issuer’s common stock as of March 31, 2012: 48,022,500 shares of common stock, no par value.

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

The balance sheet as of March 31, 2012; statements of operations and statement of cash flows for the third quarter ended March 31, 2012 and the period from inception (March 12, 1991) to March 31, 2012 were taken from the Company’s books and records without audit.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2012; results of operations and cash flow for the third quarter ended March 31, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted, although management believes the disclosures are adequate to make the information presented not misleading. These interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2011 located in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on or about March 26, 2012.

Index to Consolidated Financial Statements:

Page No.

Management’s Accounting Report	4

Financial Statements

Consolidated Balance Sheet	5

Consolidated Statements of Operations	6

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9

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

These financial statements are the responsibility of the Company’s management. In the opinion of management, the financial statements referred to herein present fairly, in all respects and without any material misrepresentations, the financial position of Citizens Capital Corp. (a development stage company) for the quarterly period ended March 31, 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the quarter ended March 31, 2012 and from the period of inception (March 12, 1991) to March 31, 2012.

/s/ Billy D. Hawkins
Citizens Capital Corp.
Chief Executive Officer

Dallas, Texas
May 14, 2012

CONSOLIDATED BALANCE SHEET

For The first Quarter Ended March 31, 2012 and March 31, 2011

	2012	2011
CURRENT ASSETS:
Cash	$(62,602)	$(71,745)
Accounts receivable	-	-
Total current assets	(62,602)	(71,745)

OTHER ASSETS:
Investments – (Note 10)	25,010	25,010
Note Receivable2 from ESOP Trust - (Note 11)	18,863,700	18,863,700
Total other assets	18,888,710	18,888,710

PROPERTY AND EQUIPMENT, net of accumulated depreciation	-	-

INTANGIBLE ASSETS, net of accumulated amortization of: $11,118 - (Note 12)
Brands; Rights; Services and Contracts	24,786	27,540
Goodwill	3,856	4,284
Total intangible assets	28,642	31,824

Total assets	$18,854,750	$18,848,789

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Accounts payable	$14,863	$1,327
Advances from stockholder	8,270	8,270
Total current liabilities	23,133	9,597

LONG TERM LIABILITIES:
Credit card cash advances – (Note 4)	38,418	38,418
Interest Payable – Credit card advances (Note 4)	57,233	52,678
Loans from stockholders – (Note 6)	26,714	26,714
Interest Payable - Stockholders’ Loans - (Note 6)	9,846	8,440
Series 2010A; 7% percent; $1,000 par value; convertible; callable; 144A; First Mortgage Bonds due 2020 - (Note 13)	30,000,000	30,000,000
Discount on Series 2010A; 144A Bond Issuance - (Note 14)	(11,136,300)	(11,136,300)
Total long term liabilities	18,995,911	18,989,950

Total liabilities	$19,019,044	$18,999,547

COMMITMENT - (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 7 ¼ percent; $1.00 stated value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding - (Note 8)	1,000,000	1,000,000
Common stock, no par value, 100,000,000 shares authorized; 48,022,500 shares issued and outstanding ($.01 stated value)	480,225	480,225
Additional paid-in capital	48,818,823	48,816,602
Note receivable1 from ESOP – (Note 7)	(50,099,712)	(50,099,712)
Deficit accumulated during the development stage	(364,087)	(347,873)
Total stockholders’ deficit	(164,294)	(150,758)

Total liabilities and stockholders’ deficit	$(18,854,750)	$(18,848,789)

CONSOLIDATED STATEMENTS OF OPERATIONS

	first Quarter Ended March 31,						Period from Inception (March 12, 1991) to
	2012			2011			March 31, 2012

SALES		$0			$0		$177,937

COST OF SALES		0			0		37,401

OTHER INCOME/(LOSS)		-			-		(8,707)

GROSS MARGIN		0			0		131,829

GENERAL AND ADMINISTRATIVE EXPENSES		3,443			359		495,916

NET LOSS		(3,443)			$(359)		$(364,087)

NET LOSS PER SHARE (basic and diluted)	$		*	$		*

* Less than $.01 per share

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Note Receivable	Accumulated
	Shares	Amount	Shares	Amount	Capital	from ESOP	Deficit	Totals
Common stock issued founder upon incorporation	-	$-	300	$3	$(3)	$-	$-	$-

Common stock issued founder December 24, 1993	-	-	22,499,700	224,997	(224,997)	-	-	-

Preferred stock issued November 1, 1994	1,000,000	1,000,000	-	-	(988,000)	-	-	12,000

Contributions by stockholder at various dates prior to 1997	-	-	-	-	56,096	-	-	56,096

Cumulative net loss through December 31, 1996	-	-	-	-	-	-	(65,271)	(65,271)

BALANCES, December 31, 1996	1,000,000	1,000,000	22,500,000	225,000	(1,156,904)	-	(65,271)	2,825

Common stock issued for brand and service marks November 14, 1997	-	-	3,000,000	30,000	(30,000)	-	-	-

Contributions by stockholder during 1997	-	-	-	-	9,307	-	-	9,307

Net loss for the year	-	-	-	-	-	-	(9,657)	(9,657)

BALANCES, December 31, 1997	1,000,000	1,000,000	25,500,000	255,000	(1,177,597)	-	(74,928)	2,475

Common stock issued to ESOP May 8, 1998	-	-	15,000,000	150,000	49,950,000	(50,100,000)	-	-

Contributions by stockholder during 1998	-	-	-	-	15,563	-	-	15,563

Net loss for the year	-	-	-	-	-	-	(17,353)	(17,353)

BALANCES, December 31, 1998	1,000,000	1,000,000	40,500,000	405,000	48,787,966	(50,100,000)	(92,281)	685

Contributions by stockholder during 1999	-	-	-	-	17,319	-	-	17,319

Net loss for the year	-	-	-	-	-	-	(18,203)	(18,203)

BALANCES, December 31, 1999	1,000,000	1,000,000	40,500,000	405,000	48,805,285	(50,100,000)	(110,484)	(199)

Common stock issued and options for services	-	-	10,000	100	30,000	-	-	30,100

Contribution by stockholder during 2000	-	-	-	-	1,623	-	-	1,623

Net loss for year	-	-	-	-	-	-	(87,234)	(87,234)

BALANCES, December 31, 2000	1,000,000	1,000,000	40,510,000	405,100	48,836,908	(50,100,000)	(197,718)	(55,710)

Common stock issued to Joint Venture Partner January 5, 2001	-	-	1,500,000	15,000	(15,000)	-	-	-

Common stock issued for services January 25, 2001	-	-	1,012,500	10,125	-	-	-	10,125

Common stock issued to SCOR Brands subsidiary August 1, 2001	-	-	5,000,000	50,000	(50,000)	-	-	-

Principal Repayment by ESOP of Note Receivable during 2001	-	-	-	-	-	170	-	170

Net loss for year	-	-	-	-	-	-	(63,351)	(63,351)
BALANCES, December 31, 2001	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,069)	(108,766)

Net loss for year	-	-	-	-	-	-	(872)	(872)
BALANCES, December 31, 2002	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(261,941)	(109,638)

Net loss for year	-	-	-	-	-	-	(10,721)	(10,721)
BALANCES, December 31, 2003	1,000,000	1,000,000	48,022,500	480,225	48,771,908	(50,099,830)	(272,662)	(120,359)

Contribution by stockholder during 2004					2,159			2,159

Principal Repayment by ESOP of Note Receivable during 2004	-	-	-	-	-	118	-	118

Net loss for year	-	-	-	-	-	-	(3,359)	(3,359)
BALANCES, December 31, 2004	1,000,000	1,000,000	48,022,500	480,225	48,774,067	(50,099,712)	(276,021)	(121,441)

Contribution by stockholder during 2005					18,929			18,929

Net loss for year	-	-	-	-	-	-	(24,066)	(24,066)
BALANCES, December 31, 2005	1,000,000	1,000,000	48,022,500	480,225	48,792,996	(50,099,712)	(300,087)	(126,578)

Contribution by stockholder during 2006					7,170			7,170

Net loss for year	-	-	-	-	-	-	(10,215)	(10,215)
BALANCES, December 31, 2006	1,000,000	1,000,000	48,022,500	480,225	48,800,166	(50,099,712)	(310,302)	(129,623)

Contribution by stockholder during 2007					2,897			2,897

Net loss for year	-	-	-	-	-	-	(7,589)	(7,589)
BALANCES, December 31, 2007	1,000,000	1,000,000	48,022,500	480,225	48,803,063	(50,099,712)	(317,891)	(134,315)

Contribution by stockholder during 2008					4,056			4,056

Net loss for year	-	-	-	-	-	-	(9,465)	(9,465)
BALANCES, December 31, 2008	1,000,000	1,000,000	48,022,500	480,225	48,807,119	(50,099,712)	(327,356)	(139,724)

Contribution by stockholder during 2009					4,934			4,934

Net loss for year	-	-	-	-	-	-	(14,654)	(14,654)
BALANCES, December 31, 2009	1,000,000	1,000,000	48,022,500	480,225	48,812,053	(50,099,712)	(342,010)	(149,444)

Contribution by stockholder during 2010					4,190			4,190

Net loss for year	-	-	-	-	-	-	(5,504)	(5,504)
BALANCES, December 31, 2010	1,000,000	$1,000,000	48,022,500	$480,225	$48,816,243	$(50,099,712)	$(347,514)	$(150,758)

Contribution by stockholder during 2011					2,580			2,580

Net loss for year							(13,130)	(13,130)
BALANCES, December 31, 2011	1,000,000	$1,000,000	48,022,500	$480,225	$48,818,823	$(50,099,712)	$(360,644)	$(161,308)

Contribution by stockholder during first quarter 2012					457			457

Net loss for first quarter 2012							(3,443)	(3,443)
BALANCES, March 31, 2012	1,000,000	$1,000,000	48,022,500	$480,225	$48,819,280	$(50,099,712)	$(364,087)	$(164,294)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	first quarter Ended march 31,		Period from Inception (March 12, 1991) to
	2012	2011	march 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(3,443)	$(359)	$(364,087)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by stockholder	457	359	142,455
Services paid for with stock and options	-		40,225
Depreciation and amortization	3,182		30,590
Amortization of Series 2010A; 144A bond discount	-		-
Loss on sale/disposal of equipment	-		20,242
Loss on sale/disposal of intangible assets - brands, rights, services, contracts	-		20,250
Changes in assets/liabilities
(Increase) decrease in accounts receivable	-	13	0
(Increase) decrease in prepaid expenses	-		-
(Increase) decrease in intangible assets – brands, rights, services, contracts	-	-	(60,400)
(Increase) decrease in intangible assets – Goodwill	-	-	(4,760)
(Increase) decrease in other assets - Note Receivable2 from ESOP	-	-	(18,863,700)
Increase (decrease) in accounts payable	2,986	-	14,863
Increase in credit card cash advances	-	-	38,418
Increase (decrease) in interest payable – Credit card cash advances	4,555	-	57,233
Increase (decrease) in interest payable – Stockholders’ Loans	1,406		9,846
Net cash (provided) used by operating activities	9,143	13	(18,918,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(34,564)
Acquisition of common stock for intangible assets	-	-	(25,010)
Net cash used by investing activities	-	-	(59,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock and contribution by stockholder	-	-	16,825
Stockholders Loans	-	-	26,714
Stockholders advances	-	-	8,270
Proceeds from repayment of Note Recv1. by ESOP	-	-	288
Series 2010A; 7% percent 144A; bond issuance	-	-	30,000,000
Re-marketing discount on Series 2010A; 7% percent 144A; bond issuance	-	-	(11,136,300)
Net cash provided by financing activities	-	-	18,915,797

NET INCREASE/DECREASE IN CASH	9,143	13	(62,602)

CASH, beginning of period	(71,745)	(71,758)	-

CASH, end of period	$(62,602)	$(71,745)	$(62,602)

SUPPLEMENTAL INFORMATION -
Interest paid during year	$-	$-

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

The weighted average number of shares outstanding used in the loss per share computation was 48,022,500 and 48,022,500 for the quarters ended March 31, 2012 and 2011, respectively.

Income Taxes
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company had deferred tax assets, resulting from net operating loss carry forwards (NOL) for tax which were fully reserved. The Company had no material deferred tax liabilities. The Company’s NOL at March 31, 2012 was approximately $364,087 and it expires through the year 2020.

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

2.      Plan of Operation for the 2012 Fiscal Year

The Company’s plan of operation for the remainder of its 2012 fiscal year is to: (1) acquire studio and IP based broadcast equipment necessary for the fulfillment of its 10 year video content licensing and distribution agreement between and amongst the Company’s Media Force unit and Vivicast Media, LLC.

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

The Company intends to acquire certain IP based broadcast equipment necessary for the implementation and operation of its subscription based pay television programming and distribution platform. Each of the Company’s Media Force unit’s current and future programming networks shall also separately distribute their content from its captive market programming and distribution platform.

The Company’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Company intends to resume production and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates. The Company’s cash requirements have been funded to date by its principal stockholder. The Company generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Company intends to attempt to borrow these funds from affiliates of the Company and/or third party private lenders, as well as, access both the public and private debt and equity capital markets when and where available. Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition. Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

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

On November 22, 2004, the Company’s principal officer reached agreement with credit card provider to restructure the annual interest rate charge, charged on the annual outstanding card balance, from 19.8% per annum to 5% per annum and convert the repayment term of said current outstanding credit card balance to a 10 year term with a maturity date of November 22, 2014. Per the terms of the agreement, the Company many repay the full outstanding credit card balance, with accrued interest, at any time prior to the maturity date of November 22, 2014. As of its period ended December 31, 2004, the Company re-classified and recorded the existing outstanding credit card balance, with accrued interest payable, as a long term liability of the Company. Total Credit Card loan Principal and Accrued Interest Due as of the period ended March 31, 2012 is: $95,651.

5.0% Credit Card Loan; due November 22, 2014; payable in full at maturity with accrued interest.	$38,418

Credit Card; Interest Payable for the Period ended March 31, 2012.	$4,555

Credit Card; Accrued Interest Payable through the Period ended March 31, 2012.	57,233

Total Principal and Accrued Interest Due - as of March 31, 2012.	$95,651

5.      Advances from Stockholder

The Company received advances totaling $8,720 from the major stockholder in 2000. These advances bear no interest and are expected to be repaid from available working capital of the Company. For the period ended March 31, 2012, advances from stockholder outstanding was $8,270.

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
$26,714

For the period ended December 31, 2002, all loans from stockholder remained outstanding. As such, stockholder agreed to combined the outstanding principal balance of all outstanding loans and thereby extend the maturity date of said loans currently due and payable to the stockholder until 2014, at an annual interest rate of 4.0%. Therefore, stockholder loans and any accrued interest thereof, was re-classified and recorded for the period as long term liabilities of the Company. For the period ended March 31, 2012, stockholder loans outstanding, including accrued interest, was $36,560.

4.0% loan dated December 31, 2003; due December 31, 2014; payable in full at maturity with accrued interest	$26,714

Stockholder loan; Interest Payable for the Period ended March 31, 2012.	$1,406

Accrued Interest Payable through the Period ended March 31, 2012.	9,846

Total Principal and Accrued Interest Due - as of March 31, 2012.	$36,560

7.    Employee Stock Ownership Plan and Note Receivable¹

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

Shares of the Company’s Class A; common stock sold by the ESOP Plan Trust and applied to the re-payment of the outstanding balance of the Note Receivable1 due from ESOP Trust as of March 31, 2012 were as follows:

Sale Date	Shares Sold	Sale Proceeds	Amount applied Against ESOP Note Receivable1 Principal
11/14/2001	10,000	$84.98	$84.98
11/15/2001	10,000	$84.99	$84.99
05/13/2004	1,500,000	$117.49	$117.49
Total			$287.46

For the period ended March 31, 2012, ESOP Note Receivable1 balance outstanding was $50,099,712.

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

Cumulative dividends in arrears as of March 31, 2012 are $1,255,414.

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

On May 3, 1998, the Company voted to split its shares of Class A common stock then outstanding on a 3 for 1 basis. The aggregate number of Class A; no par value, common shares outstanding after the split was 25,500,000. All information in the accompanying financial statements and notes is presented as if the split occurred at the date of incorporation.

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

As of March 31, 2012, the Company had a total of 100,000,000 shares of its Class A, no par, $0.01 stated value common stock authorized with an aggregate total of 48,022,500 shares of its Class A, no par, $0.01 stated value common stock issued and outstanding.

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

For the period ended March 31, 2012, the Company did not grant nor issue any additional stock options.

9.      Commitment

The Company does not have any material financial commitments through its fiscal year ended March 31, 2012.
.
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

1) 5,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.504.

2) 245,000,000 shares of DLFA Industries Inc. common stock @ $0.20 per share pursuant to Rule 230.506.

For the period ended December 31, 2009, there was no public market value for Industries’ common stock. As such, the Company accounted for its aggregate 250,100,000 common share equity interest in Industries on the basis of the $0.0001 par value of Industries’ common stock at the close of the December 28, 2009 transaction between the Company and Industries.  Thereby, for the period ended December 31, 2009, the Company recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries. For the period ended March 31, 2012, the Company has recorded a value of $25,010 under the “Other Assets – Investments” section of its balance sheet representing its common stock, equity interest investment in Industries.

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

On March 15, 2009, the Company’s Media Force unit completed the internal development of its Black Financial News TV Network®, a daily, broadband video delivered, financial, business and general news broadcast channel whose content is targeted towards the global, black consumer market. For the period ended December 31, 2009, the Company accounted for the value of its internally developed Black Financial News® TV Network (BFNN) based on initial contributed research, development, design and project implementation cost considerations which totaled $25,000.

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

Net intangible assets for the period ended March 31, 2012 was $28,642.

Schedule of Intangible Assets

1) Intangible Value of Black Financial News® Network (BFNN) video based website assets at December 31, 2008		$10,000

Amortization of Intangible Value of Black Financial News® Network (BFNN) video based website assets for the Period ended March 31, 2012 / Accumulated amortization.	$(729)	(3,439)
Intangible Value of Black Financial News® Network (BFNN) video based website (less) accumulated amortization through the Period ended March 31, 2012.		6,561

2) Intangible Value of Dream League Football Association (DLFA) assets at December 31, 2008		$25,000
Amortization of Dream League Football Association (DLFA) for Period ended December 31, 2009 / Accumulated amortization.	$-	(4,750)
Intangible Value of Dream League Football Association (DLFA) assets (less) accumulated amortization through the Period ended December 31, 2009.		20,250
Sale/Disposal of Intangible Asset – December 31, 2009		(20,250)
Net Intangible Value of Dream League Football Association (DLFA) asset for the period ended March 31, 2012.		- 0 -

3) Intangible Value of Black Financial News® TV Network assets at December 31, 2009		$25,000
Amortization of Intangible Value of Black Financial News® TV Network (BFNN) for the Period ended March 31, 2012 / Accumulated amortization.	$(2,025)	(6,775)
Intangible Value of Black Financial News® TV Network (BFNN) (less) accumulated amortization through the Period ended March 31, 2012.		18,225

4) Intangible Value of DLFA - Goodwill December 31, 2009		$4,760
Amortization of Intangible Value of DLFA – Goodwill for the Period ended March 31, 2012 / Accumulated amortization.	$(428)	(904)
Intangible Value of DLFA-Goodwill (less) accumulated amortization through the Period ended March 31, 2012.		3,856

Net Intangible Asset Value at March 31, 2012.		$28,642

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
3) To acquire certain IPTV broadcast equipment as related to its Media Force unit’s subscription television, broadcast programming and distribution platform;
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

For the periods ended December 31, 2009 and December 31, 2010, annual interest payable and amortized bond discount for the Series 2010A Bonds was $0 and $0 respectively. For the period ended March 31, 2012, annual interest payable and amortized bond discount for the Series 2010A Bonds was $0 and $0 respectively.

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

15. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments as determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company’s financial instruments, as measured on March 31, 2012, are as follows:

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

17.  Subsequent Events

On April 10, 2012, Citizens Capital Corp. (the “Company”- OTC:CAAP) announced that pursuant to third party Escrow Agency (“Escrow”), private investor and selling shareholder, Corporate Services Trust (“CST”), intends, subject to market and other conditions, to sale 1,200,000 non-dilutive, shares of Citizens Capital Corp.; Class A; common stock (the “Common Stock” – CUSIP 174445106) in secondary market transactions with investors and eligible DTC participants. The transaction consist of 1,200,000 shares of Citizens Capital Corp.; Class A; common stock at $5.00 per share for an aggregate transaction amount of $6,000,000, if fully transacted. The Company is not issuing or selling any additional shares and will not receive any of the proceeds from the secondary market sale of the common stock.

Separately, subsequent to the close of the Escrow transaction by CST, the Company and CST have agreed in principal to enter into a $5,000,000 revolving Line of credit, loan agreement (the “Loan”).  Net proceeds from the loan will be used by the Company to (i) facilitate corporate growth; (ii) create new jobs, (iii) fund the Company’s corporate and/or asset acquisition initiatives as executed by itself and/or its subsidiary units; and (iv) for working capital and general corporate purposes.

On April 17, 2012, Citizens Capital Corp. (the “Company”- OTC:CAAP) announced today that through Stewart Title Company it has entered into a contract with Dallas, Texas based 2930 Canton Street Inc. (“2930 CSI”) for the acquisition of a Downtown Dallas industrial warehouse (the “Warehouse”). At the close of the warehouse acquisition transaction, the Company intends to utilize the Warehouse to actively pursue its new jobs creation initiative in conjunction with the planned redevelopment and construction of an urban themed, mixed use, rental community.  Further, the Company is also seeking to increase its corporate M&A deal flow as part of its ongoing pursuit of additional, strategic acquisition candidates.

The Company does not have any further events to report for the period subsequent to March 31, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A.  Plan of Operation.

The Company’s plan of operation for the remainder of its 2012 fiscal year is to: (1) acquire studio and IP based broadcast equipment necessary for the fulfillment of its 10 year video content licensing and distribution agreement between and amongst the Company’s Media Force unit and Vivicast Media, LLC.

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

The Company intends to acquire certain IP based broadcast equipment necessary for the implementation and operation of its subscription based pay television programming and distribution platform. Each of the Company’s Media Force unit’s current and future programming networks shall also separately distribute their content from its captive market programming and distribution platform.

The Company’s SCOR Brands unit has completed development of its SCOR Brand footwear and has previously introduced said branded footwear products into the consumer market place. The Company intends to resume production and further the marketing and distribution of its SCOR branded footwear products into the consumer market place and (2) continue to target, evaluate and pursue suitable mergers and/or acquisition candidates. The Company’s cash requirements have been funded to date by its principal stockholder. The Company generally projects a consistent annual requirement of approximately $1,000,000 as an available acquisition line of credit to be utilized to target, evaluate and pursue and consummate potential acquisition candidates. The Company intends to attempt to borrow these funds from affiliates of the Company and/or third party private lenders, as well as, access both the public and private debt and equity capital markets when and where available. Should the Company be unable to borrow these funds, it may be unable to fully implement its business plan, as well as, its plan of acquisition. Regardless of whether any funding is received, the Company’s major stockholder has committed to provide funding required which allows the Company to continue as a going concern.

B.  Management’s Discussion and Analysis of Financial Condition and Result of Operations.

Liquidity and Capital Resources

Since its inception, the Issuer initially financed its operations primarily from the sale of its common stock, contributions and from the cash contributions of its principle stockholder. For the period ending March 31, 2012, contributions from its principal stockholder totaled $457 versus $359 for the same period ending March 31, 2012. The Issuer had ($62,602) in cash as of March 31, 2012.

The Issuer’s operating activities generated a net loss of ($3,443) for the fiscal quarter ended March 31, 2012 versus a net loss of ($359) for the same period ending March 31, 2011. Losses generated during this period were due to administrative and operating expenses exceeding revenue for the reported periods and additional expenditures related to the cost of various Securities and Exchange Commission (SEC) periodic filings.

As of the Issuer’s fiscal quarter ended March 31, 2012, the Issuer’s products and services have not been fully introduced, marketed and/or distributed into the consumer market place and thus have not generated a significant level of revenues streams necessary to offset administrative and operating expenses through the Issuer’s fiscal quarter ended March 31, 2012. During fiscal year 2012, the Issuer’s plans to introduce and publicly market its 1) subscriber based Black Financial News TV Network; 2) Dream League Football Association, professional football league; 3) Dream League TV Network; 4) IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform.

For the fiscal quarter ended March 31, 2012, the Issuer used ($0) for investing activities. As a development stage company, the Issuer has not yet generated sufficient cash from operations to initiate a material level of investing activities.

At March 31, 2012, the Issuer’s level of cash reserves and liquid working capital may not be sufficient to allow the Issuer to introduce and publicly market its developed products and services into the consumer market place. During fiscal year 2012, the Issuer intends to pursue the secondary re-marketing of both equity and debt held by its ESOP Trust and/or other affiliates, continue to pursue lines of credit from third party lenders; pursue both short term and/or long term borrowings from institutional investors necessary to fund its working capital requirements and the introduction of its branded products and services in to the consumer market place.

As of the fiscal quarter ended March 31, 2012, the Issuer did not have a material level of commitments for capital expenditures. However, during its 2012 fiscal year, the Issuer anticipates making initial capital expenditures of approximately $1,520,000 for the purchase of corporate office and studio facilities and certain studio and broadcast equipment related to 1) its Black Financial News TV Network; 2) its Dream League TV Network; 3) its 100+ channels; IPTV subscriber based; pay television, sports and entertainment, programming and distribution platform; and 4) resumption of production, marketing and distribution of its SCOR Brand Line of branded footwear and apparel. The Issuer anticipates that the capital necessary for its acquisition initiatives and the further introduction of its products and/or services into the consumer marketplace shall be derived from the anticipated proceeds received from the secondary, re-marketing, to both institutional and accredited investors, of its common equity and Series 2010A Bonds, held by it ESOP Trust, as selling holder.

Result of Operations

The Issuer is a development stage company whose internally developed assets, branded products and services have not been advertised, promoted or introduce fully into the consumer marketplace as of its fiscal quarter ended March 31, 2012. As such, revenue generated as a result of the Issuer’s internally developed assets, branded products and services did not generate a material level of operating revenue during this period.

For the fiscal quarter ended March 31, 2012, the Issuer’s DLFA Industries unit contributed $0 to the Issuer’s operating revenue for the period.

Administrative and operating expenses outpaced revenues resulting in a net loss of ($3,443) for the Issuer’s fiscal quarter ended March 31, 2012 versus a net loss of ($359) for the Issuer’s fiscal quarter ended March 31, 2011.

Beginning in the second quarter of the Issuer’s 2012 fiscal year, the Issuer anticipates making initial capital expenditures of approximately $1,520,000 related to the purchase of broadcast and studio facilities and the purchase of studio and broadcast equipment related to 1) its Black Financial News TV Channel; 2) its Dream League TV Channel; and 3) its Media Force Sports & Entertainment unit’s IPTV, subscriber based; sports and entertainment, video programming and distribution platform.

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

Use of Proceeds: The Issuer intends to use net proceeds from its Series 2010A Bond issuance and/or the proceeds from the secondary market, re-marketing thereof the in the following manner:

1) To facilitate and fund its corporate and asset acquisition program;2) To acquire certain broadband video broadcast equipment as related to its Media Force unit’s Black Financial News TV Network;
3) To acquire certain IPTV broadcast equipment as related to its Media Force unit’s subscription television, broadcast programming and distribution platform;
4) To facilitate certain land and/or property acquisitions related to team Stadium requirements of its DLFA Industries Inc. unit’s Dream League Football Association (DLFA) professional football assets.
5) For working capital;
6) For general corporate purposes; and
7) To pay certain cost related to the re-marketing of the 2010A Bonds.

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

For the period ended March 31, 2012, annual interest payable and amortized bond discount for the Series 2010A Bonds was $0.

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

Item 4. Controls and Procedures.

As of the Company’s fiscal quarter ended March 31, 2012, Executive Management of the Company hereby states that it is its corporate responsibility to establish and maintain adequate internal controls over financial reporting as it pertains to the operations of the Company.

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

For the Company’s first fiscal quarter ended March 31, 2012, it is Executive Management’s assessment that the internal controls over the Company’s financial reporting process are effective. While Executive Management of the Company believes that the internal controls over the Company’s financial reporting process are effective, Executive Management believes that the level of reporting efficiency, in terms of automated financial reporting systems, can improve the efficiency of the Company’s period end reporting and reduce the time necessary to close out both its quarterly and year end reporting process.

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

For the Company’s first fiscal quarter ended March 31, 2012, Executive Management of the Company hereby states that it has not identified nor made any changes in the Company’s internal control over financial reporting which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.  Controls and Procedures

This temporary Item 4T expired on June 30, 2010.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

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

As of May 11, 2012, there has not been any further determination or ruling in this matter. The Company intends to continue to move with vigor in seeking initial judicial and subsequently, appeal level court review, if necessary, of any final order entered pursuant to such decision.

Item 1A. Risk Factors

The following factors, among others, should be considered carefully in evaluating an investment in the Company’s securities. Please read the section in the Company’s 10-Q; Part II; Item 1A; entitled “Risk Factors”, each sub-caption there under, as well as, the Company’s un-audited financial statements located in its annual report filed with the SEC on or about March 26, 2012 for the annual period ended December 31, 2011 in conjunction with the notes to the financial statements thereof carefully before making a decision concerning the purchase of any of the Company’s securities.

Development Stage Status

The Company is a development stage holding Company operating through four subsidiaries; Landrush, Media Force, Industries and SCOR. Operations since the Company’s inception on March 12, 1991 through the Company’s quarterly period ended March 31, 2012, have primarily included expenditures related to the development and execution of the Company’s business plan; contemplated business ventures, products and services.  Since its inception, neither the Company nor any of its subsidiaries have been profitable.

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

No Assurance of Profitability

The Company is a development stage company which has not generated a material level of consolidated sales activity nor has the Company generated a profit. For the Company’s quarterly period ended March 31, 2012 and March 31, 2011 respectively, the Company generated net losses of <$3,443> and <$359> respectively. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by development stage companies. To address these risks, the Company must, among other things, establish its products and services in their respective consumer markets, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize its products and services incorporating such technologies. There can be no assurance that the Company can be successful in addressing these risks or that the Company can be operated profitably, which depends on many factors, including the success of the Company’s marketing program, the control of expense levels and the success of the Company’s business activities.

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

Dependence on Management

As of the Company’s quarter end March 31, 2012, shareholders and bondholders of the Company are fully dependent upon the Company’s Chief Executive Officer, Billy D. Hawkins, to conduct the Company’s business and to implement the operating objectives of each of its subsidiary units. Success of the business depends on the skills and efforts of both current and future management and, to a large extent, on the active participation of the Company’s board of directors, executive officers and key employees. The Company may provide stock options in order to retain and motivate qualified management personnel or other key employees. However, the inability to attract and retain qualified management and other key employees could adversely affect the Company’s ability in meeting its business objectives.

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

Wells Notices

On May 23, 2011, the SEC issued an Order Instituting Proceeding (“OIP”) against the Company pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of the Company’s failure to file an annual report on Form 10-K or Form 10-KSB since December 31, 2001or quarterly reports on either Form 10-Q or Form 10-QSB since September 31, 2001.

For further information, please cross-reference to Item I, Legal Proceedings; under the section heading of this document hereby entitled Part II – Other Information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Removed and Reserved.

Not Applicable.  This item has been removed.

Item 5.  Other Information

None

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No	Description

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this  report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2012

Citizens Capital Corp.                                                                       By:  /s/  Billy D. Hawkins
      (Registrant)                                                                                        Chief Executive Officer